Form 10-Q
period 2012-09-30
TRULIA, INC.
filed 2012-11-13
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35650

Trulia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2958261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

116 New Montgomery Street, Suite 300

San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

415.648.4358

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2012, 27,339,783 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,590	$7,041
Short-term investments	85	4,300
Accounts receivable, net of allowance for doubtful accounts of $98 and $80 as of September 30, 2012 and December 31, 2011	6,353	3,715
Prepaid expenses and other current assets	1,333	524

Total current assets	109,361	15,580
Property and equipment, net	6,227	5,548
Goodwill	2,155	2,155
Other assets	1,703	912

TOTAL ASSETS	$119,446	$24,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$943	$1,335
Accrued liabilities	4,562	1,505
Accrued compensation and benefits	3,424	2,042
Deferred revenue	13,243	4,827
Deferred rent, current portion	348	387
Capital lease liability, current portion	282	292
Long-term debt, current portion	1,707	730
Preferred stock warrant liability	—	297

Total current liabilities	24,509	11,415
Deferred rent, net of current portion	497	638
Capital lease liability, net of current portion	35	156
Long-term debt, net of current portion	8,016	8,862
Other long-term liabilities	—	85

Total liabilities	33,057	21,156

Commitments and contingencies (NOTE 6)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock	—	—
Common stock	—	—
Additional paid-in capital	131,922	39,243
Accumulated deficit	(45,533)	(36,204)

Total stockholders’ equity	86,389	3,039

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,446	$24,195

See accompanying notes to the condensed financial statements.

TRULIA, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$18,544	$10,533	$47,531	$26,781
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	2,615	1,642	7,308	4,001
Technology and development	5,235	3,626	15,140	10,277
Sales and marketing	8,441	5,010	23,638	12,288
General and administrative	3,631	1,660	9,656	4,191

Total cost and operating expenses	19,922	11,938	55,742	30,757
Loss from operations	(1,378)	(1,405)	(8,211)	(3,976)
Interest income	3	4	10	10
Interest expense	(268)	(94)	(759)	(135)
Change in fair value of warrant liability	(46)	—	(369)	—

Loss before provision for income taxes	(1,689)	(1,495)	(9,329)	(4,101)
Provision for income taxes	—	—	—	—

Net loss attributable to common stockholders	$(1,689)	$(1,495)	$(9,329)	$(4,101)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.22)	$(1.23)	$(0.62)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,805,722	6,720,268	7,572,902	6,618,082

See accompanying notes to the condensed financial statements.

TRULIA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,329)	$(4,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,472	1,721
Stock-based compensation	1,809	1,141
Provision for doubtful accounts	53	163
Issuance of common stock warrants in exchange for services	—	93
Change in fair value of warrant liability	369	—
Amortization of debt discount	131	—
Amortization of debt issue cost	23	1
Changes in operating assets and liabilities:
Accounts receivable	(2,691)	(1,219)
Prepaid expenses and other current assets	(809)	(149)
Other assets	(533)	(164)
Accounts payable	(1,061)	942
Accrued liabilities	2,385	44
Accrued compensation and benefits	1,382	154
Deferred rent	(180)	522
Deferred revenue	8,416	2,232
Other long-term liabilities	(85)	—

Net cash provided by operating activities	2,352	1,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	—	(2,200)
Decrease in restricted cash	—	4,645
Reclass from restricted cash to short-term investments	—	(4,300)
Reclass from cash equivalents to short-term investments	(85)	—
Maturities of short-term investments	4,300	—
Purchases of property and equipment	(3,387)	(4,255)

Net cash provided by (used in) investing activities	828	(6,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	93,279	—
Payments of costs related to initial public offering	(2,401)	—
Proceeds from long-term debt	—	12,035
Repayment of notes payable	—	(110)
Repayments on long-term debt	—	(4,045)
Repayments on capital lease liability	(250)	(110)
Proceeds from exercise of stock options	741	330
Proceeds from exercise of common stock warrants	—	45

Net cash provided by financing activities	91,369	8,145

NET INCREASE IN CASH AND CASH EQUIVALENTS	94,549	3,415
CASH AND CASH EQUIVALENTS — Beginning of period	7,041	4,395

CASH AND CASH EQUIVALENTS — End of period	$101,590	$7,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$586	$93

Cash paid for income taxes	$4	$9

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering cost in accounts payable and accrued liabilities	$1,431	$—

Stock-based compensation capitalized in product development costs	$30	$21

Conversion of preferred stock warrants to common stock warrants	$666	$—

Purchase of equipment under capital leases	$119	$440

Net change related to purchase of equipment in accounts payable and accrued liabilities	$(90)	$(500)

See accompanying notes to the condensed financial statements.

TRULIA, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Organization and Description of Business

Trulia, Inc. (“Trulia” or the “Company”) was incorporated on June 1, 2005 in the state of Delaware as Realwide, Inc. On September 22, 2005, the Company changed its name to Trulia, Inc. Trulia’s online marketplace and mobile applications help consumers research homes and neighborhoods and help real estate professionals market themselves and their listings. The Company’s subscription products also provide real estate professionals with access to transaction-ready consumers and help them enhance their online presence.

Initial Public Offering

In September 2012, the Company completed an initial public offering (“IPO”) in which the Company sold 5,900,000 shares of its common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $17.00 per share. In addition, another 1,000,000 shares were sold by certain selling stockholders. The Company received net proceeds of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO. The Company did not receive any proceeds from sales by the selling stockholders. Immediately prior to the completion of the IPO, all shares of the then-outstanding convertible preferred stock automatically converted into an aggregate of 14,161,444 shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase up to 120,961 shares of common stock. At September 30, 2012, 27,339,783 shares of the Company’s common stock were outstanding.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 19, 2012 (the “Prospectus”).

The accompanying unaudited condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2012.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; the useful lives of property and equipment; the recoverability of long-lived assets; the determination of fair value of the Company’s common stock, stock options and preferred and common stock warrants; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no changes to the significant accounting policies described in the Prospectus that have had a material impact on the Company’s condensed financial statements and related notes.

Comprehensive Loss

During the nine months ended September 30, 2012 and 2011, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Recently Adopted Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level III fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The Company adopted this standard on January 1, 2012. The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company early adopted this guidance on January 1, 2012, retrospectively. During the three and nine months ended September 30, 2012 and 2011, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of this accounting standard update did not have any material impact on the Company’s results of operations or financial position.

3.	Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. The carrying amount for the Company’s preferred stock warrants represent their fair value. Long-term debt is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

Level I—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level III—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level I assets and liabilities and Level III liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents and certificates of deposit that are included as short-term investments. Level I liabilities consist of long-term debt. Level III liabilities consist of the preferred stock warrant liability. The fair values of the outstanding preferred stock warrants were measured upon issuance and at each period end using a Monte Carlo model. Inputs used to determine the estimated fair value of the warrant liability included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The Company measures and reports its cash equivalents, short-term investments, and preferred stock warrant liability at fair value on a recurring basis. The Company’s cash equivalents and short-term investments are invested in money market funds and certificates of deposit. The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of September 30, 2012
	Level I	Level II	Level III	Total
	(Unaudited)
Financial Assets:
Money market funds	$6,680	—	—	$6,680
Certificate of deposit	385	—	—	385

Total financial assets	$7,065	—	—	$7,065

	As of December 31, 2011
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,678	$—	$—	$6,678
Certificate of deposit	4,300	—	—	4,300

Total financial assets	$10,978	$—	$—	$10,978

Financial Liabilities:
Preferred stock warrant liability	$—	$—	$297	$297

None of the cash equivalents or short-term investments held by the Company had unrealized losses and there were no realized losses in any of the quarterly periods in the nine months ended September 30, 2012 and the year ended December 31, 2011 . There were no other-than-temporary impairments for these instruments as of December 31, 2011 or September 30, 2012. As of December 31, 2011 and September 30, 2012, the contractual maturity of all certificates of deposit was less than one year.

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fair value—beginning of period	$620	$—	$297	$—
Issuance of preferred stock warrants	—	281	—	281
Change in fair value of Level III financial liabilities	46	—	369	—
Reclassification of warrant liability to stockholders’ equity (deficit)	(666)	—	(666)	—

Fair value—end of period	$—	$281	$—	$281

The Company determined the fair value of the outstanding convertible preferred stock warrant as of August 17, 2012, the date the anti-dilution provision was no longer applicable, and December 31, 2011 with the following assumptions:

	As of August 17, 2012	As of December 31, 2011
Estimated term (in years)	5.9	1.0
Risk-free interest rate	1.0%	0.1%
Expected volatility	53%	55%
Expected dividend yield	0%	0%

The gains and losses from remeasurement of Level III financial liabilities are recorded through the change in fair value of warrant liability in the statements of operations. As of September 30, 2012, the preferred stock warrants had converted into common stock warrants and are no longer carried as a liability at fair value on the balance sheet.

4.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Computer equipment	$5,534	$4,459
Capitalized product development costs	4,498	2,998
Furniture and fixtures	833	630
Leasehold improvements	2,140	2,041
Equipment not yet in service	219	—

Total property and equipment, gross	13,224	10,128
Less: accumulated depreciation and amortization	(6,997)	(4,580)

Total property and equipment, net	$6,227	$5,548

As of September 30, 2012 and December 31, 2011, property and equipment under a capital lease, included under computer equipment above, amounted to $848,000 and $729,000 with accumulated depreciation of $413,000 and $215,000. Depreciation and amortization expense during the three months ended September 30, 2012 and 2011 was $865,000 and $701,000. Depreciation and amortization expense during the nine months ended September 30, 2012 and 2011 was $2.4 million and $1.7 million.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Legal and professional fees	$1,820	$326
Marketing expenses	528	162
Interest	99	79
Sales taxes	307	137
Deferred tax liability	306	—
Settlement payment liability	350	—
Other	1,152	801

Total accrued liabilities	$4,562	$1,505

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Bonus	$981	$968
Payroll and related expenses	862	—
Commissions	642	223
Vacation	939	851

Total accrued compensation and benefits	$3,424	$2,042

5.	Debt

In September 2011, the Company entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. Under the Credit Facility, the two tranches of $5.0 million each were drawn down in full in September 2011, the first of which was used to pay down the Company’s debt from its previous credit facility. As of September 30, 2012 and December 31, 2011, the Company had not drawn down the third tranche of the Credit Facility, and the remaining amount of $10.0 million will be available for drawdown through December 2012. The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75% or 6% for the first tranche, and a rate equal to the greater of the prime rate plus 5.5% or 8.75% for the second and third tranches. The loan facility is subject to interest-only payments through March 2013, and is then repayable in 30 equal monthly installments of principal and interest, and has a maturity date of September 2015.

The Company was in compliance with all covenants under its loan facility agreement as of September 30, 2012 and December 31, 2011.

6.	Commitments and Contingencies

Operating Leases

The Company leases its corporate offices under noncancelable operating leases. Rental expense from the facility leases are recognized on a straight-line basis over the lease term. In March 2012, the Company entered into a sublease agreement for additional office space for a monthly rent of $29,000, which will expire in March 2013. Rent expense was $379,000 and $255,000 during the three months ended September 30, 2012 and 2011. Rent expense was $976,000 and $786,000 during the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, the Company’s minimum payments under the noncancelable operating leases are as follows (in thousands):

Year Ending December 31:	Operating Leases
2012 (remaining three months)	$484
2013	1,638
2014	1,018

Total minimum lease payments	$3,140

Capital Leases

The Company has entered into various capital lease agreements for certain hardware and equipment for use by the Company and its employees. The lease terms have ranged from 24 to 36 months.

The following is a schedule of future minimum lease payments due under the capital lease obligation as of September 30, 2012 (in thousands):

Year Ending December 31:	Capital Lease
2012 (remaining three months)	$90
2013	225
2014	16

Total minimum lease payments	331
Less: amount representing interest	(14)

Present value of minimum lease payments	317
Less: current portion	(282)

Capital lease liability, net of current portion	$35

Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. In July 2011, a non-practicing entity brought suit against Trulia for patent infringement. In September 2011, the Company entered into a license agreement to purchase a license for these patents for $550,000 and, as a result, the claim against the Company was dropped. The agreement also provides for an additional contingent payment of $350,000 if the Company filed its initial Registration Statement with the SEC prior to January 11, 2015 and its shares became publicly listed on either the NASDAQ or

NYSE exchanges following the completion of the Company’s IPO. Accordingly, the Company recorded an accrued liability for $350,000 in the period ended September 30, 2012 upon the completion of the Company’s IPO in September 2012. The Company paid the additional contingent payment of $350,000 in October 2012.

In addition, in September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against the Company alleging patent infringement. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend the claims against the Company. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of the matters discussed above will not have an adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company did not accrue any amounts related to this litigation because the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

7.	Stockholders’ Equity

Reverse Stock Split

In September 2012, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation as in effect prior to the completion of the IPO. The amendment provided for, among other things, a 1-for-3 reverse stock split of the outstanding common stock and outstanding convertible preferred stock of the Company (collectively, “Capital Stock”), which became effective on September 6, 2012. Accordingly, (i) every three shares of Capital Stock were combined into one share of Capital Stock, (ii) the number of shares of Capital Stock into which each outstanding option or warrant to purchase Capital Stock is exercisable, as the case may be, were proportionately decreased on a 1-for-3 basis, and (iii) the exercise price for each such outstanding option or warrant to purchase Capital Stock was proportionately increased on a 1-for-3 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

Convertible Preferred Stock

Immediately prior to the completion of the Company’s IPO, all of the outstanding shares of convertible preferred stock automatically converted into 14,161,444 shares of common stock on a one-to-one basis.

Common Stock

As of September 30, 2012 and December 31, 2011, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of September 30, 2012	As of December 31, 2011
Conversion of Series A convertible preferred stock	—	3,566,509
Conversion of Series B convertible preferred stock	—	5,480,768
Conversion of Series C convertible preferred stock	—	3,343,586
Conversion of Series D convertible preferred stock	—	1,770,581
Options issued and outstanding	3,801,364	3,334,530
Options available for grant under stock option plan	2,437,433	38,672
Common and convertible preferred stock warrants	56,054	100,700

Total	6,294,851	17,635,346

8.	Warrants

Convertible Preferred Stock Warrants

In September 2011, the Company entered into a $20.0 million Credit Facility discussed further in Note 5. In connection with entering into the Credit Facility, the Company issued a warrant to purchase up to 120,961 shares of Series D convertible preferred stock with an exercise price of $8.4738 per share. As of September 30, 2012 and December 31, 2011, only 56,054 shares are exercisable. The exercisability of the warrant is triggered upon specified drawdowns under the Credit Facility. As of September 30, 2012 and December 31, 2011, the Company had only drawn down $10.0 million from the total $20.0 million underlying the Credit Facility. If the Company draws the remaining $10.0 million, the remaining 64,907 shares will become exercisable under the warrant. As a result of the Company’s first public filing of its Form S-1 in August 2012 and in connection with the termination of the anti-dilution provisions contained in the warrant, the warrant liability was remeasured to fair value and the remaining value reclassified to additional paid-in-capital. Upon the completion of the Company’s IPO in September 2012 and the related conversion of the convertible preferred stock to common stock, this warrant to purchase convertible preferred stock became a warrant to purchase common stock and the expiration date was set at September 19, 2017, which is five years from the effectiveness of the Company’s IPO.

Common Stock Warrants

In September 2011, in conjunction with services provided by a third party consultant, the Company issued a warrant to purchase 44,646 shares of common stock with an exercise price of $4.29 per share and expiration date of February 14, 2016. In connection with the IPO in September 2012, the warrant was exercised using the cashless exercise provision which amounted to the net issuance of 33,380 shares of common stock. As of September 30, 2012, this warrant was no longer outstanding.

9.	Stock-Based Compensation

2005 Stock Plan

The Company granted options under its 2005 Stock Incentive Plan (the “2005 Plan”) until September 2012. Under the terms of the 2005 Plan, the Company had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards, and restricted stock units. As of September 30, 2012 and December 31, 2011, nil and 4,474,605 shares of common stock were reserved under the 2005 Plan for the issuance of ISOs, NSOs, or restricted stock to eligible participants. Under the 2005 Plan, the ISOs were granted at a price per share not less than the fair market value at the grant date. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

2012 Equity Incentive Plan

Effective September 19, 2012, the Company’s board of directors adopted, and the Company’s stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. Under the 2012 Plan, a total of 2,370,000 shares of common stock have been reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available will be increased at the beginning of each fiscal year by the least of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by the Company’s board of directors.

Stock option activity under the 2005 Plan and the 2012 Plan during the nine months ended September 30, 2012 is as follows:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance—January 1, 2012	38,672	3,334,530	$3.48	8.2	$11,108
Additional options authorized	3,194,006
Granted	(950,390)	950,390	13.80
Canceled	155,145	(155,145)	6.80
Exercised		(328,411)	2.25

Balance—September 30, 2012	2,437,433	3,801,364	$6.03	8.1	$58,517

Options exercisable—September 30, 2012		1,989,787	$3.48	7.1	$35,697

Options vested and expected to vest—September 30, 2012		3,374,829	$5.70	7.9	$53,045

The options exercisable as of September 30, 2012 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the three months ended September 30, 2012 and 2011 was $7.94 and $2.21. The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $6.59 and $2.13.

Aggregate intrinsic value represents the difference between the closing stock price of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.4 million and $353,000 during the three months ended September 30, 2012 and 2011. The aggregate intrinsic value of options exercised was $2.8 million and $721,000 during the nine months ended September 30, 2012 and 2011. The total estimated grant date fair value of employee options vested during three months and nine months ended September 30, 2012 was $637,000 and $1.5 million.

As of September 30, 2012, total unrecognized compensation cost related to stock-based awards granted to employees was $6.5 million, net of estimated forfeitures of $1.5 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.88 years.

Summary of Assumptions

The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	5.5	5.5	5.5	5.5
Expected volatility	53%	55%	53%	55%
Risk-free interest rate	0.8%	1.0%	0.8%	2.2%
Dividend rate	0%	0%	0%	0%

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets for the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(1,689)	$(1,495)	$(9,329)	$(4,101)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,805,722	6,720,268	7,572,902	6,618,082

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.22)	$(1.23)	$(0.62)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2012	2011
Convertible preferred stock	—	14,161,444
Stock options to purchase common stock	3,801,364	2,856,418
Heldback shares in connection with Movity acquisition	30,524	125,461
Preferred stock warrants	—	56,054
Common stock warrants	56,054	44,646

11.	Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

12.	Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan covering all employees who have met certain eligibility requirements. Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. The Company matches up to 3% of the employee’s contributions. The Company’s expense related to its benefit plan during the three months ended September 30, 2012 and 2011 was $185,000 and $108,000. The Company’s expense related to its benefit plan during the nine months ended September 30, 2012 and 2011 was $506,000 and $272,000.

13.	Subsequent Events

In October 2012, the Company entered into a lease agreement for additional office space for initial monthly rent of $38,000, which will expire in September 2015.

* * * * * *

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 19, 2012 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus.

Overview

Trulia is redefining the home search experience for consumers and changing the way that real estate professionals build their businesses. Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract new clients. We believe we deliver the best home search experience by combining our superior user interface with our comprehensive database of real estate properties, local insights, and user-generated content. We offer products that provide real estate professionals with access to transaction-ready consumers and help them enhance their online presence.

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals and a comprehensive database of real estate information and local insights. In the nine months ended September 30, 2012, we had 23.0 million monthly unique visitors, and as of September 30, 2012, we had 22,763 paying subscribers in our marketplace. Our large, continually refreshed, and searchable database contains more than 112 million properties, including 4.2 million homes for sale and rent. We supplement listings data with local information on schools, crime and neighborhood amenities to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 6 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android, and Kindle applications and also provide tailored mobile experiences, such as GPS-based search.

We offer our products free to consumers. We deliver the “inside scoop” on homes, neighborhoods, and real estate professionals in an intuitive and engaging way, helping consumers make more informed housing decisions. For real estate professionals, we offer a suite of free and subscription products to promote themselves and their listings online, and to connect with consumers searching for homes. Our free products attract users to our marketplace and the quality of our products drives the growth of our audience and promotes deep engagement by our users. We believe this leads real estate professionals to convert to paying subscribers and brand advertisers to purchase our advertising products.

We generate revenue primarily from sales of subscription marketing products that we offer to real estate professionals. Our Trulia Pro product allows real estate professionals to receive prominent placement of their listings in our search results. With our Trulia Local Ads and Trulia Mobile Ads products, real estate professionals can purchase local advertising on our website and mobile applications, respectively, by locale and by share of a given market. We also generate revenue from display advertising we sell to leading real estate advertisers and consumer brands seeking to reach our attractive audience. Pricing for our display advertisements is based on advertisement size and position on our web page, and fees are based on a per-impression or on a per-click basis.

To date, we have focused our efforts and investments on developing and delivering superior products and user experiences, attracting consumers and real estate professionals to our marketplace, and growing our revenue. We have invested heavily to build our robust data and analytics platform, and continue to spend significantly on technology and engineering.

We believe that the growth of our business and our future success are dependent upon many factors including our ability to increase our audience size and user engagement, grow the number of subscribers in our marketplace, increase the value of our advertising products, and successfully invest in our growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the following key business metrics:

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. If an individual accesses our website or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the nine months ended September 30, 2012, the number of monthly unique visitors increased to 23.0 million from 14.5 million in the nine months ended September 30, 2011, a 59% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products and the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•

Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in the monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the nine months ended September 30, 2012, the number of mobile monthly unique visitors increased to 4.9 million from 1.9 million in the nine months ended September 30, 2011, a 155% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through our website or mobile applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the nine months ended September 30, 2012, new contributions to user-generated content increased by 2,240,257 contributions, and we now have over 6 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to our marketplace. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of September 30, 2012, we had 22,763 total subscribers, a 34% increase from 16,935 total subscribers as of September 30, 2011. We attribute this growth to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors.

•

Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace, and we monitor changes in this metric to measure the effectiveness of our marketplace monetization strategy. In the nine months ended September 30, 2012, our average monthly revenue per subscriber increased to $148 from $97 in the nine months ended September 30, 2011, a 53% increase. We have been able to increase our average monthly revenue per subscriber by launching new products to sell to existing customers, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for our products.

Our key business metrics are as follows:

	Nine Months Ended September 30,
	2012	2011
Monthly unique visitors (in thousands)	22,989	14,464
Mobile monthly unique visitors (in thousands)	4,860	1,904
New contributions to user-generated content (in thousands)	2,240	1,549
Total subscribers (at period end)	22,763	16,935
Average monthly revenue per subscriber ($)	148	97

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, depreciation and amortization, change in the fair value of our warrant liability, and stock-based compensation. Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

We include Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value remeasurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net loss attributable to common stockholders	$(1,689)	$(1,495)	$(9,329)	$(4,101)
Non-GAAP adjustments:
Interest income	(3)	(4)	(10)	(10)
Interest expense	268	94	759	135
Depreciation and amortization	886	701	2,472	1,721
Change in fair value of warrant liability	46	—	369	—
Stock-based compensation	793	304	1,809	1,141

Adjusted EBITDA	$301	$(400)	$(3,930)	$(1,114)

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed in the Prospectus, which include estimates for revenue recognition, allowance for doubtful accounts, goodwill, impairment of long-lived assets, product development costs, stock-based compensation, and income taxes, are critical to understanding our historical and future performance, as these policies relate to the critical areas involving our judgments and estimates, and as such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Prospectus. There have been no material changes to the accounting policies described in the Prospectus.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Statement of Operations Data:
Revenue	$18,544	$10,533	$47,531	$26,781
Cost and operating expenses: (1)
Cost of revenue (2)	2,615	1,642	7,308	4,001
Technology and development	5,235	3,626	15,140	10,277
Sales and marketing	8,441	5,010	23,638	12,288
General and administrative	3,631	1,660	9,656	4,191

Total cost and operating expenses	19,922	11,938	55,742	30,757
Loss from operations	(1,378)	(1,405)	(8,211)	(3,976)
Interest income	3	4	10	10
Interest expense	(268)	(94)	(759)	(135)
Change in fair value of warrant liability	(46)	—	(369)	—

Loss before provision for income taxes	(1,689)	(1,495)	(9,329)	(4,101)
Provision for income taxes	—	—	—	—

Net loss attributable to common stockholders	$(1,689)	$(1,495)	$(9,329)	$(4,101)

(1)	Stock-based compensation was allocated as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(In thousands)
	Cost of revenue	$6	$4	$20	$7
	Technology and development	253	160	629	319
	Sales and marketing	97	44	276	136
	General and administrative	437	96	884	679

	Total stock-based compensation	$793	$304	$1,809	$1,141

(2)	Amortization of product development costs was included in technology and development as follows:	$266	$183	$748	$447

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	14	16	15	15
Technology and development	28	34	32	38
Sales and marketing	46	48	50	46
General and administrative	20	16	20	16

Total cost and operating expenses	107	113	117	115
Loss from operations	(7)	(13)	(17)	(15)
Interest income	*	*	*	*
Interest expense	(1)	(1)	(2)	(1)
Change in fair value of warrant liability	*	—	(1)	—

Loss before provision for income taxes	(9)	(14)	(20)	(15)
Provision for income taxes	—	—	—	—

Net loss attributable to common stockholders	(9)%	(14)%	(20)%	(15)%

*	Less than 0.5% of revenue.

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Revenue	$18,544	$10,533	76%

Revenue increased to $18.5 million in the three months ended September 30, 2012 from $10.5 million in the three months ended September 30, 2011, an increase of $8.0 million, or 76%. Marketplace revenue and media revenue represented 64% and 36%, respectively, of total revenue in the three months ended September 30, 2012, compared to 59% and 41%, respectively, of total revenue in the three months ended September 30, 2011. The continued increase in marketplace revenue as a percentage of total revenue was the result of significant growth in our subscription business. Increases in total subscribers and average monthly revenue per subscriber outpaced the growth of our advertising business.

During the three months ended September 30, 2012 and 2011, we recognized marketplace revenue and media revenue as follows:

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Marketplace revenue	$11,890	$6,236	91%
Media revenue	$6,654	$4,297	55%

Total revenue	$18,544	$10,533	76%

Marketplace revenue increased to $11.9 million in the three months ended September 30, 2012 from $6.2 million in the three months ended September 30, 2011, an increase of $5.7 million, or 91%. The increase in marketplace revenue was primarily attributable to the 45% increase in the average monthly revenue per subscriber to $154 in the three months ended September 30, 2012 from $106 in the three months ended September 30, 2011, which resulted in a $3.2 million increase in marketplace revenue during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The increase in marketplace revenue was also partly attributable to the 34% increase in the number of total subscribers to 22,763 as of September 30, 2012 from 16,935 as of September 30, 2011, which resulted in a $2.0 million increase in marketplace revenue during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011.

Media revenue increased to $6.7 million in the three months ended September 30, 2012 from $4.3 million in the three months ended September 30, 2011, an increase of $2.4 million, or 55%. This increase in media revenue was primarily attributable to the increase in the number of impressions sold on a CPM or CPC basis which was primarily driven by an increase in overall advertiser demand for our display advertising inventory as we recognized an increase in monthly unique visitors to 24.9 million in the three months ended September 30, 2012 from 16.6 million in the three months ended September 30, 2011, a 50% increase.

Cost of Revenue

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Cost of revenue	$2,615	$1,642	59%

Cost of revenue increased to $2.6 million in the three months ended September 30, 2012 from $1.6 million in the three months ended September 30, 2011, an increase of $1.0 million, or 59%. This increase in cost of revenue was primarily the result of a $0.5 million increase in headcount and related benefits due primarily to growth in sales and customer service headcount following the opening of our new facility in Denver in February 2011 and a $0.3 million increase in content license fees, hosting fees, and credit card fees due to higher subscription revenue. Cost of revenue decreased to 14% of revenue in the three months ended September 30, 2012 from 16% in the three months ended September 30, 2011, as customer service-related costs grew slower than our revenue.

Technology and Development Expenses

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Technology and development	$5,235	$3,626	44%

Technology and development expenses increased to $5.2 million in the three months ended September 30, 2012 from $3.6 million in the three months ended September 30, 2011, an increase of $1.6 million, or 44%. This increase was comprised primarily of a $1.5 million increase in headcount and related benefits and a $0.1 million increase in stock-based compensation expenses. Technology and development expenses decreased to 28% of revenue in the three months ended September 30, 2012 from 34% of revenue in the three months ended September 30, 2011, as our expenses grew slower than our revenue.

Sales and Marketing Expenses

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Sales and marketing	$8,441	$5,010	68%

Sales and marketing expenses increased to $8.4 million in the three months ended September 30, 2012 from $5.0 million in the three months ended September 30, 2011, an increase of $3.4 million, or 68%. This increase was primarily the result of a $3.0 million increase in headcount and related benefits associated with the expansion of our sales personnel in our new Denver facility, a $0.8 million increase in marketing and advertising expenses as we increased marketing activities for Trulia Mobile Ads, and a $0.2 million increase in facilities related expenses due to headcount growth. This increase was partially offset by a $0.8 million decrease in external contractor fees as we converted third-party contractors to full time employees. Sales and marketing expenses decreased to 46% of revenue in the three months ended September 30, 2012 from 48% of revenue in the three months ended September 30, 2011, as the growth in our expanding sales and marketing function was slower than the growth in our revenue.

General and Administrative Expenses

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
General and administrative	$3,631	$1,660	119%

General and administrative expenses increased to $3.6 million in the three months ended September 30, 2012 from $1.7 million in the three months ended September 30, 2011, an increase of $1.9 million, or 119%. This increase was primarily the result of a $0.9 million increase in headcount and related benefits, a $0.3 million increase in stock-based compensation expenses, and a $0.3 million increase in facilities related expenses due to headcount growth. General and administrative expenses increased to 20% of revenue in the three months ended September 30, 2012 from 16% of revenue in the three months ended September 30, 2011 due primarily to the significant increase in our financial, accounting, and legal personnel and resources to support our transition to a public reporting organization following our initial public offering in September 2012.

Interest Expense

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Interest expense	$268	$94	185%

Interest expense increased to $0.3 million in the three months ended September 30, 2012 from $0.1 million in the three months ended September 30, 2011. This increase was primarily the result of the incremental interest expense associated with the increased principal amount of our outstanding indebtedness during the three months ended September 30, 2012 as we drew twice on our long-term debt in September 2011.

Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Change in fair value of warrant liability	$(46)	$—	N/M

N/M – not meaningful

Change in fair value of warrant liability resulted in a charge of $46,000 in the three months ended September 30, 2012, reflecting the increase in the fair value of our warrant to purchase convertible preferred stock. We issued this warrant when we established a new credit facility in September 2011 and there was no change in the fair value of this warrant during the three months ended September 30, 2011. Upon the first public filing of our registration statement in August 2012, the anti-dilution provisions in this warrant terminated. As a result, the preferred stock warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. Immediately prior to completion of our initial public offering in September 2012, our preferred stock converted to common stock and this warrant to purchase preferred stock converted into a warrant to purchase common stock. Because this warrant no longer contains anti-dilution provisions, this warrant will no longer be remeasured to fair value on an ongoing basis.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Revenue	$47,531	$26,781	77%

Revenue increased to $47.5 million in the nine months ended September 30, 2012 from $26.8 million in the nine months ended September 30, 2011, an increase of $20.7 million, or 77%. Marketplace revenue and media revenue represented 67% and 33%, respectively, of total revenue in the nine months ended September 30, 2012, compared to 56% and 44%, respectively, of total revenue in the nine months ended September 30, 2011. The continued increase in marketplace revenue as a percentage of total revenue was the result of significant growth in our subscription business. Increases in total subscribers and average monthly revenue per subscriber outpaced the growth of our advertising business.

During the nine months ended September 30, 2012 and 2011, we recognized marketplace revenue and media revenue as follows:

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Marketplace revenue	$31,623	$14,954	111%
Media revenue	$15,908	$11,827	35%

Total revenue	$47,531	$26,781	77%

Marketplace revenue increased to $31.6 million in the nine months ended September 30, 2012 from $15.0 million in the nine months ended September 30, 2011, an increase of $16.6 million, or 111%. The increase in marketplace revenue was primarily attributable to the 53% increase in the average monthly revenue per subscriber to $148 in the nine months ended September 30, 2012 from $97 in the nine months ended September 30, 2011, which resulted in a $9.1 million increase in marketplace revenue during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The increase in marketplace revenue was also partly attributable to the 34% increase in the number of total subscribers from 22,763 as of September 30, 2012 from 16,935 as of September 30, 2011, which resulted in a $5.5 million increase in marketplace revenue during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.

Media revenue increased to $15.9 million in the nine months ended September 30, 2012 from $11.8 million in the nine months ended September 30, 2011, an increase of $4.1 million, or 35%. This increase in media revenue was primarily attributable to the increase in the number of impressions sold on a CPM or CPC basis which was primarily driven by an increase in overall advertiser demand for our display advertising inventory as we recognized an increase in monthly unique visitors to 23.0 million in the nine months ended September 30, 2012 to 14.5 million in the nine months ended September 30, 2011, a 59% increase. Although there is a correlation between numbers of monthly unique visitors and our media revenue, it is not a direct correlation. Therefore, and as in prior periods, the growth rate in our monthly unique visitors has outpaced the growth rate of our media revenue.

Cost of Revenue

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Cost of revenue	$7,308	$4,001	83%

Cost of revenue increased to $7.3 million in the nine months ended September 30, 2012 from $4.0 million in the nine months ended September 30, 2011, an increase of $3.3 million, or 83%. This increase in cost of revenue was primarily the result of a $1.7 million increase in headcount and related benefits due primarily to growth in sales and customer service headcount following the opening of our new facility in Denver in February 2011, and a $1.2 million increase in content license fees, hosting fees, and credit card fees due to higher subscription revenue. Cost of revenue remained unchanged at 15% of revenue in the nine months ended September 30, 2012 and 2011.

Technology and Development Expenses

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Technology and development	$15,140	$10,277	47%

Technology and development expenses increased to $15.1 million in the nine months ended September 30, 2012 from $10.3 million in the nine months ended September 30, 2011, an increase of $4.8 million, or 47%. This increase was comprised primarily of a $3.8 million increase in headcount and related benefits, a $0.4 million increase in facilities expenses to support our headcount growth, a $0.3 million increase in stock-based compensation expenses, and a $0.3 million increase in amortization of capitalized product development costs. Technology and development expenses decreased to 32% of revenue in the nine months ended September 30, 2012 from 38% of revenue in the nine months ended September 30, 2011, as our expenses grew slower than our revenue.

Sales and Marketing Expenses

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Sales and marketing	$23,638	$12,288	92%

Sales and marketing expenses increased to $23.6 million in the nine months ended September 30, 2012 from $12.3 million in the nine months ended September 30, 2011, an increase of $11.3 million, or 92%. This increase was primarily the result of a $8.8 million increase in headcount and related benefits associated with the expansion of our sales personnel in our new Denver facility, a $2.2 million increase in marketing and advertising expenses as we increased marketing activities for Trulia Mobile Ads, and a $0.7 million increase in facilities related expenses due to headcount growth. This increase was partially offset by a $1.0 million decrease in external contractor fees as we converted third-party contractors to full time employees. Sales and marketing expenses increased to 50% of revenue in the nine months ended September 30, 2012 from 46% of revenue in the nine months ended September 30, 2011 due primarily to the significant growth of our sales and marketing function.

General and Administrative Expenses

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
General and administrative	$9,656	$4,191	130%

General and administrative expenses increased to $9.7 million in the nine months ended September 30, 2012 from $4.2 million in the nine months ended September 30, 2011, an increase of $5.5 million, or 130%. This increase was primarily the result of a $2.5 million increase in headcount and related benefits, a $1.9 million increase in third-party professional services related to consulting and external audit services, and a $0.4 million increase in facilities related expenses due to headcount growth. General and administrative expenses increased to 20% of revenue in the nine months ended September 30, 2012 from 16% of revenue in the nine months ended September 30, 2011 due primarily to the significant increase in our financial, accounting, and legal personnel and resources to support our transition to a public reporting organization following our initial public offering in September 2012.

Interest Expense

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Interest expense	$759	$135	462%

Interest expense increased to $0.8 million in the nine months ended September 30, 2012 from $0.1 million in the nine months ended September 30, 2011. This increase was primarily the result of the incremental interest expense associated with the increased principal amount of our outstanding indebtedness during the nine months ended September 30, 2012, as we drew twice on our long-term debt in September 2011.

Change in Fair Value of Warrant Liability

	Nine Months Ended September 30,		2011 to 2012 % Change
	2012	2011
	(In thousands)
Change in fair value of warrant liability	$(369)	$—	N/M

N/M – not meaningful

Change in fair value of warrant liability resulted in a charge of $0.4 million in the nine months ended September 30, 2012, reflecting the increase in the fair value of our warrant to purchase convertible preferred stock. We issued this warrant when we established a new credit facility in September 2011 and there was no change in the fair value of this warrant during the nine months ended September 30, 2011. Upon the first public filing of our registration statement in August 2012, the anti-dilution provisions in this warrant terminated. As a result, the preferred stock warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. Immediately prior to completion of our initial public offering in September 2012, our preferred stock converted to common stock and this warrant to purchase preferred stock converted into a warrant to purchase common stock. Because this warrant no longer contains anti-dilution provisions, this warrant will no longer be remeasured to fair value on an ongoing basis.

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $101.7 million. Since inception, our operations have been financed primarily by the net proceeds of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from our initial public offering in September 2012, net proceeds of $32.6 million from the sales of shares of our convertible preferred stock and $15.2 million in proceeds from the issuance of indebtedness. On September 25, 2012, we closed our initial public offering (“IPO”) pursuant to which we sold 5,900,000 shares of our common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $17.00 per share, resulting in net proceeds to us of $89.4 million, after underwriting discounts and commissions and offering expenses payable by us. In addition, another 1,000,000 shares were sold by certain selling stockholders. We did not receive any proceeds from sales by the selling stockholders. As of September 30, 2012, we had $9.7 million of outstanding debt from a credit facility, which reflects a debt discount. As of September 30, 2012, we have the ability to draw an additional $10.0 million under this credit facility and may do so until December 31, 2012, at which time our ability to draw down additional funds will expire.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$2,352	$1,380
Cash provided by (used in) investing activities	$828	$(6,110)
Cash provided by financing activities	$91,369	$8,145

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2012 was $2.4 million. The primary component of our cash flows during the nine months ended September 30, 2012 was our net loss of $9.3 million. The cash flows from our net loss were more than offset by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $2.5 million for depreciation and amortization of our property and equipment, $1.8 million for stock-based compensation, and $0.4 million for the fair value remeasurement of the preferred stock warrant. We also recognized changes in operating assets and liabilities which provided $6.8 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was an $8.4 million increase in deferred revenue due to the increase in the number of total subscribers and average monthly revenue per subscriber during the year. Changes in our operating assets and liabilities were also affected by an increase in accounts payable and accrued liabilities in the amount of $1.3 million, due primarily to the overall growth in our business during the year. Changes in our operating assets and liabilities were also significantly affected by an increase in accounts receivable of $2.7 million, primarily due to our revenue growth but also to timing of certain payments related to generally slower collections during the year. Changes in our operating assets and liabilities were also affected by increases in prepaid expenses and other assets of $1.3 million mainly due to expansion of our facilities in Denver and overall growth in our business. Changes in our operating assets and liabilities were also affected by increases in accrued compensation and benefits of $1.4 million due to the growth in our headcount.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2012 was primarily related to the maturity of short-term investments in the amount of $4.3 million, partially offset by the acquisition of property and equipment in the amount of $3.4 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2012 of $91.4 million was comprised of net proceeds of $89.4 million from our initial public offering in September 2012 and proceeds of $0.7 million from the exercise of stock options, partially offset by $0.2 million of capital lease payments.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$1,848	$8,152	$—	$—	$10,000
Interest on long-term debt	719	651	—	—	1,370
Operating leases (1)	1,696	1,444	—	—	3,140
Capital leases	296	35	—	—	331

Total contractual obligations	$4,559	$10,282	$—	$—	$14,841

(1)	Operating leases include total future minimum rent payments under noncancelable operating lease agreements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $101.6 million as of September 30, 2012, which consists of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $9.7 million as of September 30, 2012, of which $1.7 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates ranging from 6.0% to 8.75%.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable, which also reduces our exposure to these interest rate risk. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

On September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking declaratory judgment that its patent is valid and enforceable, a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of this litigation, we may be required to pay damages; an injunction may be entered against us that requires us to change our Trulia Estimates feature; or a license or other right to continue to deliver an unmodified version of Trulia Estimates may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace. Based upon our preliminary review of the patent identified in the complaint, we believe we have meritorious defenses to Zillow’s claims. We intend to vigorously defend the lawsuit.

Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 19, 2012 , before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number of consumers using our website and mobile applications;

•	continue to obtain home listing information, as well as information on schools, crime, and neighborhood amenities;

•	increase the number of real estate professionals subscribing to our products;

•	increase the revenue from real estate professionals subscribing to our products;

•	increase the revenue from advertisers on our website;

•	successfully develop and deploy new features and products;

•	encourage and foster the growth of user-generated content;

•

successfully compete with other companies that are currently in, or may in the future enter, the business of providing residential real estate information online and on mobile applications, as well as with companies that provide this information offline;

•	successfully compete with existing and future providers of other forms of offline, online, and mobile advertising;

•	successfully navigate fluctuations in the real estate market;

•	effectively manage the growth of our business;

•	successfully expand our business into adjacent markets, such as rentals, mortgages, and home improvement; and

•	successfully expand internationally.

If the demand for residential real estate information online does not develop as we expect, or if we fail to address the needs of consumers, real estate professionals, or advertisers, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and cause our operating results to suffer.

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable on a quarterly or annual basis since we were founded, and as of September 30, 2012, we had an accumulated deficit of $45.5 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and are continuing to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, increasing competition, weakness in the residential real estate market, as well as other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely on subscriptions purchased by real estate professionals to generate a substantial portion of our revenue. Subscriptions accounted for 32%, 47%, 58%, and 67% of our revenue in 2009, 2010, 2011, and the nine months ended September 30, 2012, respectively. We generally offer subscriptions for periods between one month to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months.

Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

•	our ability to attract transaction-ready consumers to our website and mobile applications;

•	the number of consumers using our website and mobile applications;

•	the quality of the leads that we provide to our subscribers;

•	the number of leads that we provide to our subscribers;

•	the strength of the real estate market;

•	the competition for real estate professionals’ marketing dollars; and

•	the strength of our brand.

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of September 30, 2012, we had 22,763 total subscribers. We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in 2011 and the nine months ended September 30, 2012. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

Real estate professionals may not continue to subscribe with us if we do not deliver a strong return on their investment in subscriptions, and we may not be able to replace them with new subscribers. In addition, real estate professionals sometimes do not renew their subscriptions with us because of dissatisfaction with our service. If subscribers do not renew their subscriptions with us with the same or higher subscription fees, or at all, or we are unable to attract new subscribers, our business and operating results would be harmed.

Further, although a majority of our revenue in 2011 and the nine months ended September 30, 2012 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

In addition, if we need to reduce our subscription fees due to competition, our business, operating results, financial condition, and prospects would suffer if we are unable to offset any reductions in our fees by increasing our number of consumers and advertisers, reducing our costs, or successfully developing and deploying new features on a timely basis.

If we are not able to optimize our pricing and increase our average revenue per subscriber, we may not be able to grow our revenue over time.

Our ability to grow revenue depends, in part, on our ability to optimize pricing and increase average monthly revenue per subscriber over time. Since launching our first subscription product in 2007, we have continued to expand our products and optimize pricing of our products. In the nine months ended September 30, 2012, our average monthly revenue per subscriber was $148 compared to $97 for the nine months ended September 30, 2011. As we continue to optimize our pricing, real estate professionals may not accept these new prices, which may harm our business and growth prospects.

If advertisers reduce or end their advertising spending with us, or if we are unable to attract new advertisers, our business and operating results would be harmed.

Display advertising accounted for 68%, 53%, 42%, and 33% of our revenue in 2009, 2010, 2011, and the nine months ended September 30, 2012, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	the number of consumers using our website and mobile applications;

•	our ability to continue to attract an audience that advertisers find attractive;

•	our ability to compete effectively for advertising spending with other real estate marketplaces, offline companies, and online companies;

•	the amount of spending on online advertising generally; and

•	our ability to deliver an attractive return on investment to advertisers.

We may not succeed in capturing more spending from advertisers if we are unable to demonstrate to advertisers the effectiveness of advertising in our marketplace as compared to alternatives, including traditional offline advertising media such as newspapers and magazines.

If advertisers reduce or terminate their advertising spending with us and we are unable to attract new advertisers, our revenue, business, operating results, and financial condition would be harmed. For example, although we experienced sequential increases in media revenue during each of the eight quarters ended December 31, 2011, the growth in our media revenue slowed during the year ended December 31, 2011 and our media revenue decreased in the three months ended March 31, 2012 relative to the three months ended December 31, 2011. The primary reason for the decrease in media revenue during the three months ended March 31, 2012 was the loss of a significant customer which declared bankruptcy. In our display advertising business, we also have a limited ability to replace the loss of revenue resulting from the loss of a customer during a particular quarter because of the significant time required to secure an alternative advertiser for such advertising inventory, run the alternative advertising campaign on our marketplace, and satisfy our revenue recognition criteria from such campaign. As a result, the loss of a customer during a quarter could result in our inability to replace the lost revenue from such customer within that quarter and, therefore, we will sometimes encounter variances in our media revenue.

If we cannot obtain comprehensive and accurate real estate listing information, our business will suffer.

Our offerings are based on receiving current and accurate real estate listing data. We depend on, and expect to continue to depend on, relationships with various third parties to provide this data to us, including real estate listing aggregators, multiple listing services, real estate brokerages, apartment management companies, and other third parties. Many of our agreements with our listing sources are short-term agreements that may be terminated with limited or no notice. If our relationship with one or more of these parties is disrupted, the quality of the experience we provide to users would suffer.

We currently depend on a listing aggregator to provide us with a substantial portion of the unique listings in our database. While these listings are available from their original sources, it would take substantial time and effort for us to aggregate these listings from all of the original sources. Therefore, if the agreement with our largest listing aggregator is terminated, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, or at all, which would adversely affect our business and operating results. In addition, as real estate brokers typically control the distribution and use of their listings, our business could suffer if real estate brokers withheld their listings from us. From time to time in the past, real estate brokers have refused to syndicate their listings to us, and we cannot assure you this will not happen in the future. If real estate brokers refuse to syndicate listings to us, the quality of our products would suffer due to the decline of timely and accurate information, which could adversely affect our business and operating results.

If use of our mobile products does not continue to grow or we are not able to successfully monetize them as we expect, our operating results could be harmed and our growth could be negatively affected.

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the nine months ended September 30, 2012, our mobile products accounted for 23% of our total traffic compared to 15% of our total traffic for the nine months ended September 30, 2011. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile website, m.trulia.com. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our mobile website by zip code or city and by share of a given market. We monetize our mobile website through the sale of display advertisements and we also provide our subscribers rotational placement in a local lead form that appears on certain pages of our mobile website. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS or Android or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012, these are early results with only a few months of data and we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

If we do not continue to innovate and provide useful products, we may not remain competitive, and our business and financial performance could suffer.

Our success depends in part on our ability to continue to innovate. This is particularly true with respect to mobile applications, which are increasingly being used by our audience. Our competitors regularly enhance their offerings and create new offerings for consumers, real estate professionals, and others involved in the residential real estate industry. If we are unable to continue to offer innovative products or to keep pace with our competitors’ offerings, our business and operating results will suffer.

We rely on Internet search engines to drive traffic to our website, and if we fail to appear high up in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines, such as Google, Bing, and Yahoo!, to drive traffic to our website. For example, when a user types a physical address into a search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow. Search engine providers could provide listings and other real estate information directly in search results or choose to align with our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through search engines could harm our business and operating results.

Our recent revenue growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace, or at all.

From 2007 to 2011, our revenue grew from $1.7 million to $38.5 million, which represents a compounded annual growth rate of approximately 119%. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

•	acquire additional subscribers and sell additional products to existing subscribers;

•	sell advertising to third parties;

•	attract a growing number of users to our website and mobile applications;

•	increase our brand awareness;

•	successfully develop and deploy new products for the residential real estate industry;

•	maximize our sales personnel’s productivity;

•	respond effectively to competitive threats;

•	successfully expand our business into adjacent markets, such as rentals, mortgages, and home improvement; and

•	successfully expand internationally.

We may not be successful in our efforts to do any of the foregoing, and any failure to be successful in these matters could materially and adversely affect our revenue growth. You should not consider our past revenue growth to be indicative of our future growth.

Our revenue and operating results could vary significantly from period to period, which could cause the market price of our common stock to decline.

We generate revenue through sales of subscriptions to real estate professionals and sales of display advertising to advertisers. Our subscription and advertising sales can be difficult to predict and may result in fluctuations in our revenue from period to period. Our revenue and operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.

Our revenue, operating results, or both, may be affected by a number of factors, including:

•	our subscription and advertising sales, particularly large advertising campaigns;

•	fluctuations in user activity on our website and mobile applications, including as a result of seasonal variations;

•	competition and the impact of offerings and pricing policies of our competitors;

•	the effects of changes in search engine placement and prominence of our website;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	our ability to control costs, particularly those of third-party data providers;

•	our ability to reduce costs in a given period to compensate for unexpected shortfalls in revenue;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our inability to complete or integrate efficiently any acquisitions that we may undertake;

•	our ability to collect amounts owed to us from advertisers;

•	changes in our tax rates or exposure to additional tax liabilities;

•

claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or requirements to pay damages or expenses associated with any of those claims;

•	our ability to successfully expand in existing markets and enter new markets;

•	our ability to keep pace with changes in technology;

•	changes in government regulation affecting our business;

•	the effectiveness of our internal controls;

•	conditions in the real estate market; and

•	general economic conditions.

For example, individuals hired to join our sales team typically do not reach their maximum productivity until they have been employed for several months or more. Our fixed expenses related to the addition of personnel may not result in an increase in revenue in a given period or at all.

As a result of the foregoing factors and others discussed in this “Risk Factors” section, our operating results in one or more future periods may fail to meet or exceed our projections or the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

Seasonality may cause fluctuations in our traffic, revenue, and operating results.

We generally experience seasonality in subscription revenue and display advertising due to fluctuations in traffic to our website and mobile applications. During the fourth quarter of each year, traffic to our marketplace has historically declined and our revenue has historically grown more slowly than in other quarters. Conversely, we typically experience higher growth in traffic and revenue during the spring and summer months, when consumers are more likely to buy new homes. We expect that seasonality will continue to affect traffic in our marketplace, as well as our revenue from subscriptions and advertising.

Declines in, or changes to, the real estate industry could adversely affect our business and financial performance.

Our business and financial performance are affected by the health of, and changes to, the residential real estate industry. Although we have built and grown our business during a worldwide economic downturn, home-buying patterns are sensitive to economic conditions and tend to decline or grow more slowly during these periods. A decrease in home purchases could lead to reductions in user traffic, reductions in subscriptions by real estate professionals, and a decline in marketing spend. Furthermore, online advertising products may be viewed by some existing and potential advertisers on our website and mobile applications as a lower priority, which could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our products, or default on their payment obligations to us. In addition, we may become subject to rules and regulations in the real estate industry that may restrict or complicate our ability to deliver our products. These changes would harm our business and operating results.

Most recently, beginning in 2008, domestic and global economic conditions deteriorated rapidly, resulting in a dramatic slowdown in the housing market, which slowed advertising spending in the real estate industry. In addition, changes to the regulation of the real estate industry and related areas, including mortgage lending and the deductibility of home mortgage interest, may negatively affect the prevalence of home purchases. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood, or other disruption. Declines or disruptions in the real estate market or increases in mortgage interest rates could reduce demand for our products and could harm our business and operating results.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow and Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We compete to attract real estate professionals primarily on the basis of the quality of the website and mobile products, the size and attractiveness of the consumer audience, the quality and measurability of the leads we generate, the perceived return on investment we deliver, and the effectiveness of marketing and workflow tools. We also compete for advertisers against other media, including print media, television and radio, social networks, search engines, other websites, and email marketing. We compete primarily on the basis of the size and attractiveness of the audience; pricing; and the ability to target desired audiences.

Many of our existing and potential competitors have substantial competitive advantages, such as:

•	greater scale;

•	stronger brands and greater name recognition;

•	longer operating histories;

•	more financial, research and development, sales and marketing, and other resources;

•	more extensive relationships with participants in the residential real estate industry, such as brokers, agents, and advertisers;

•	strong relationships with third-party data providers, such as multiple listing services and listing aggregators;

•	access to larger user bases; and

•	larger intellectual property portfolios.

The success of our competitors could result in fewer users visiting our website and mobile applications, the loss of subscribers and advertisers, price reductions for our subscriptions and display advertising, weaker operating results, and loss of market share. Our competitors also may be able to provide users with products that are different from or superior to those we can provide, or to provide users with a broader range of products and prices.

We expect increased competition if our market continues to expand. In addition, current or potential competitors may be acquired by third parties with greater resources than ours, which would further strengthen these current or potential competitors and enable them to compete more vigorously or broadly with us. If we are not able to compete effectively, our business and operating results will be materially and adversely affected.

If our users do not continue to contribute content or their contributions are not valuable to other users, our marketplace would be less attractive, which could negatively affect our unique visitor traffic and revenue.

Our success depends on our ability to provide consumers with the information they seek, which in turn depends in part on the content contributed by our users. We believe that one of our primary competitive advantages is the quality and quantity of the user-generated content in our marketplace, and that information is one of the main reasons consumers use our platform. If we are unable to provide consumers with the information they seek because our users do not contribute content, or because the content that they contribute is not helpful and reliable, the number of consumers visiting our website and mobile applications may decline. If we experience a decline in consumers visiting our website and using our mobile applications, real estate professionals and advertisers may not view our marketplace as attractive for their marketing expenditures, and may reduce their spending with us. Any decline in visits to our website and usage of mobile applications by consumers and any decline in spending by real estate professionals and advertisers with us would harm our business and operating results.

In addition, we monitor new contributions to user-generated content because we believe this metric is a key indicator of our user engagement and the strength of our community. In the event that the number of new contributions to user-generated content declines, this metric may provide a leading indicator of the health of our business. However, if the quantity of new contributions to user-generated content continues to increase but the quality of user-generated content declines, this metric would not capture any corresponding declines in user engagement or the strength of our community as evidenced by the lower quality of user-generated content, and such data would be of limited use in those circumstances.

Our growth depends in part on our relationship with third parties to provide us with local information.

Third parties provide us with information that we use to provide users with insights that go beyond listings, such as information about schools, crime, and neighborhood amenities. Property descriptions and sale transactions obtained via third-party data providers also inform the valuations provided by our Trulia Estimates feature. If these third-party data providers terminate their relationships with us, the information that we provide to users may be limited or the quality of the information may suffer. If we are unable to renew our agreements with these data providers on favorable terms to us or to secure alternative sources for this information, our costs may increase and our business may be harmed.

If we do not display accurate and complete information on a timely basis, our user traffic may decline, our reputation would suffer, and our business and operating results would be harmed.

We receive listing and other information provided by listing aggregators and other third parties that we include on our website and mobile applications. Our reputation with consumers depends on the accuracy and completeness of the information that we provide, although the accuracy and completeness of this data is often outside of our control. We cannot independently verify the accuracy or completeness of all of the information provided to us by third parties. If third parties provide us with inaccurate or incomplete information that we then display on our website and mobile applications, consumers may become dissatisfied with our products, our traffic may decrease, and our reputation may suffer. Real estate professionals also expect listings data and other information to be accurate and complete, and to the extent our information is incorrect or incomplete, our reputation and business relationships may suffer.

In addition, we update the listing information that we provide on our website and mobile applications on a daily basis. To the extent that we are no longer able to update information in our marketplace on a timely basis, or if consumers begin to expect updates in a more timely manner, we may be forced to make investments which allow us to update information with higher frequency. There can be no assurance that we will be able to provide information at a pace necessary to satisfy consumers in a cost-effective manner, or at all.

Growth of our business will depend on a strong brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of users, or our ability to increase their level of engagement.

We believe that a strong brand is necessary to continue to attract and retain consumers and, in turn, the real estate professionals and others who choose to advertise on our websites and mobile applications. We need to maintain, protect, and enhance the “Trulia” brand in order to expand our base of users and increase their engagement with our website and mobile applications. This will depend largely on our ability to continue to provide high-value, differentiated products, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Furthermore, negative publicity about our company, including our content, technology, sales practices, personnel, or customer service could diminish confidence in and the use of our products, which could harm our operating results. If we are unable to maintain or enhance user and advertiser awareness of our brand cost effectively, our business, operating results, and financial condition could be harmed. In addition, our website serves as a forum for expression by our users, and if some of our users contribute inappropriate content and offend other users, our reputation could be harmed.

We rely on a small number of advertising partners for a substantial portion of our media revenue, and we are subject to risks as a result of this advertiser concentration.

In each of the years ended December 31, 2010 and 2011, the ten largest advertising partners for the respective period accounted for more than 50% of our media revenue. For the nine months ended September 30, 2012, the ten largest advertising partners in that period accounted for more than 60% of our media revenue. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

Our operating results may be adversely affected by a failure to collect amounts owed to us by advertisers.

We often run display advertisements in our marketplace prior to receiving payment from an advertiser, which makes us subject to credit risks. In the past, certain advertisers have been unable to pay us due to bankruptcy or other reasons, and we cannot assure you that we will not experience collection issues in the future. If we have difficulty collecting amounts owed to us by advertisers, or fail to collect these amounts at all, our results of operations and financial condition would be adversely affected.

We depend on our talented personnel to grow and operate our business, and if we are unable to hire, retain, manage, and motivate our personnel, or if our new personnel do not perform as we anticipate, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain talented personnel. We may not be able to retain the services of any of our employees or other members of senior management in the future. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business could be harmed.

Our growth strategy also depends on our ability to expand our organization by hiring high-quality personnel. Identifying, recruiting, training, integrating, managing, and motivating talented individuals will require significant time, expense, and attention. Competition for talent is intense, particularly in the San Francisco Bay Area, where our headquarters is located. If we are not able to effectively recruit and retain our talent, our business and our ability to achieve our strategic objectives would be harmed.

Growth may place significant demands on our management and our infrastructure.

We have experienced substantial growth in our business that has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our users and advertisers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel.

Our products are accessed by a large number of users often at the same time. If the use of our marketplace continues to expand, we may not be able to scale our technology to accommodate increased capacity requirements, which may result in interruptions or delays in service. The failure of our systems and operations to meet our capacity requirements could result in interruptions or delays in service or impede our ability to scale our operations.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results, and financial condition would be harmed.

A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of users of our products and of advertisers, which could harm our business, operating results, and financial condition.

Our brand, reputation, and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile applications, and prevent or inhibit the ability of users to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of users of our products and of advertisers, and result in additional costs.

Substantially all of the communications, network, and computer hardware used to operate our website and mobile applications is located at a single colocation facility in Santa Clara, California. While we have made investments to back up our system in the event of a disruption involving this facility, our systems are not fully redundant. In addition, we do not own or control the operation of this facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by our third-party web hosting providers could adversely affect the experience of our users. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our products as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition.

Our failure to protect confidential information of our users against security breaches could damage our reputation and brand and harm our business and operating results.

We maintain sensitive information provided by users and advertisers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personally identifiable information and credit card numbers. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If we are unable to maintain the security of confidential information that is provided to us by our users, our reputation and brand could be harmed and we may be exposed to a risk of loss or litigation and possible liability, any of which could harm our business and operating results.

Failure to adequately protect our intellectual property could harm our business and operating results.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary.

We have registered “Trulia” as a trademark in the United States, the European Union and Canada. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “Trulia.”

We currently hold the “Trulia.com” Internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name Trulia.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trade secrets, and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and operating results.

Intellectual property infringement assertions by third parties could result in significant costs and harm our business and operating results.

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence. We could also be required to pay damages in an unspecified amount. For example, in September 2011, we entered into a settlement agreement with CIVIX-DDI LLC, or CIVIX, relating to a claim by CIVIX that we infringed two CIVIX patents relating to searching and locating real estate. Under the settlement agreement, we agreed to pay CIVIX to settle the litigation.

In addition, on September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking declaratory judgment that its patent is valid and enforceable, a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. This litigation could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of this litigation, we may be required to pay damages; an injunction may be entered against us that requires us to change our Trulia Estimates feature; or a license or other right to continue to deliver an unmodified version of Trulia Estimates may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace.

From time to time, we also have other claims brought against us by third parties alleging infringement of their intellectual property. We cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using products that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our products; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, operating results, financial condition, and reputation.

Valuation and other proprietary data may be subject to disputes.

We provide data that is relevant to the decision to purchase a home and some of this data is subject to revision, interpretation, or dispute. For example, our Trulia Estimate tool provides users with home valuations and is based on algorithms we have developed to analyze third-party data. We revise our algorithms regularly, which may cause valuations to differ from those previously provided. Consumers and real estate professionals sometimes disagree with our estimates. Any such variation in or disagreements about the estimates that we present could result in negative user feedback, harm our reputation, or lead to legal disputes.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit and debit cards. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards and our business would be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business is subject to a variety of state and federal laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of federal and state laws, including laws regarding data retention, privacy, and consumer protection, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. Changes to existing laws or regulations or the adoption of new laws or regulations could negatively affect our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

Our business may be adversely affected if we encounter difficulties as we implement an enterprise resource planning system.

We are in the process of implementing an enterprise resource planning, or ERP, systems for our company. This ERP system will combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to more effectively manage operations and track performance. However, this ERP system will require us to complete numerous processes and procedures for the effective use of this system or with running our business using this system, which may result in substantial costs. Until we have completed the implementation of an ERP system and have experience with its operation, the implementation of the new ERP system poses a risk to our disclosure controls, internal control over financial reporting, and business operations. Any disruptions or difficulties in implementing this system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs or expenditures and diversion of management’s attention and resources.

If we fail to remediate deficiencies in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

In connection with the audits of our financial statements for 2009, 2010, and 2011, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified resulted from a lack of sufficient number of qualified personnel within our accounting function that possessed an appropriate level of expertise to effectively perform the following functions:

•	identify, select, and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and

•

design control activities over the financial flows and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

We are taking numerous steps that we believe will address the underlying causes of the control deficiencies described above, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, development and implementation of policies, and improved processes and documented procedures. If we fail to effectively remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

Even if we are able to report our financial statements accurately and in a timely manner, if we do not make all necessary improvements to address the material weakness, continued disclosure of a material weakness will be required in future filings with the Securities and Exchange Commission, or SEC, which could cause our reputation to be harmed and our stock price to decline.

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, in addition to those discussed above, may have been identified. In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company, we have incurred and are continuing to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ending December 31, 2013, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of this offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We have pledged substantially all of our assets to secure indebtedness.

On September 15, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the credit facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. In May 2012, we failed to comply with the covenant that required delivery of audited financial statements for the year ended December 31, 2011 within the time period set forth in the credit facility. Hercules granted a waiver arising from our failure to comply with this reporting covenant. If we default on our obligations under this agreement, Hercules may foreclose on our assets to repay our outstanding obligations to Hercules, which would materially and adversely impact our business. As of September 30, 2012, we had drawn $10.0 million in term loans under the credit facility, and an additional $10.0 million in term loans remained available to be drawn, subject to the terms and conditions of the credit facility. If we default on payments due pursuant to the credit facility and are forced to sell assets to satisfy these obligations, our business would be materially and adversely affected.

Our operating results may be harmed if we are required to collect sales taxes for our products.

There is general uncertainty in the industry about the obligation of Internet-based businesses to collect and remit sales taxes in jurisdictions where their commerce is solely virtual. In the current climate, it is possible that one or more states or countries could seek to impose sales or other tax collection obligations on us or our subscribers with regards to our products, which taxes may be applicable to past sales. A successful assertion that we should be collecting additional sales or other taxes on our products could result in substantial tax liabilities for past sales, discourage subscribers from purchasing our products, or otherwise harm our business and operating results.

If we fail to expand effectively into adjacent markets, our growth prospects could be harmed.

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets. For example, in September 2012, we introduced a mortgage product through which we provide real-time mortgage quotes to our users. We currently obtain mortgage quotes from a single third party partner. While the third party partner is obligated under our agreement to continue to provide real-time mortgage quotes and to support us until August 2013, we cannot guarantee that we will be able to continue to obtain mortgage quotes from this third party partner beyond August 2013. If we are unable to add additional real-time mortgage quote providers, find replacement real-time mortgage quote providers on similar or better terms or we are unable to integrate with other providers, our expansion into the mortgage market will be hindered and our financial results may suffer.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and markets, and grow our business in response to changing technologies, user, and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of Movity, Inc., a geographic data company. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

As of September 30, 2012, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, a majority of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management;

•	conditions in the real estate industry or changes in mortgage interest rates; and

•	general economic conditions and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A substantial majority of our total outstanding shares are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of September 30, 2012, we had 27,339,783 shares of common stock outstanding. Certain holders of shares of outstanding common stock have agreed with the underwriters of our initial public offering, subject to certain exceptions, not to dispose of or hedge any of their common stock for 180 days after September 19, 2012, except with the prior written consent of J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. After the expiration of the 180-day restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

If, however, at any time beginning on December 18, 2012, the reported last sale price of our common stock on the New York Stock Exchange is at least $23.80 for 20 out of any 30 trading days ending on or after December 18, 2012 (which 30-trading day period may begin prior to such date), including the last day of such 30-trading day period, then 25% of each holder’s shares of our common stock that are subject to the 180-day restrictions described above will be released from these restrictions immediately prior to the opening of the New York Stock Exchange on the day following the end of the 30-trading day period.

An aggregate of 18,205,843 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register the approximately 6,112,904 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	providing for a classified board of directors whose members serve staggered three-year terms;

•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock has been and may continue to be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who covers us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, the terms of our credit facility currently prohibit us from paying cash dividends on our capital stock. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

From July 1, 2012 until September 30, 2012, we granted stock options under our 2005 Plan to purchase 402,534 shares of our common stock to certain of our employees and directors at an exercise price of $16.53 per share. In addition, from July 1, 2012 until September 30, 2012, we granted stock options under our 2012 Plan to purchase 144,862 shares of our common stock to certain of our employees and directors at an exercise price of $17.00 per share. During such period we issued an aggregate of 117,631 shares of common stock that were not registered under the Securities Act to our directors and employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $0.4 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

During the three months ended September 30, 2012, we issued 33,380 shares of common stock pursuant to the cashless net exercise of a warrant to purchase our common stock without registration under the Securities Act. The shares of common stock issued pursuant to the cashless net exercise of the warrant were not registered under the Securities Act in reliance upon an exemption from registration available under Section 4(2) of the Securities Act.

(b) Use of Proceeds

On September 25, 2012, we closed our IPO pursuant to which we sold 5,900,000 shares of our common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $17.00 per share, resulting in net proceeds to us of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 1,000,000 shares were sold by certain selling stockholders. We did not receive any proceeds from sales by the selling stockholders. J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on September 19, 2012.

c) Issuer Purchases of Equity Securities

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Matters.

Non-Employee Director Compensation

On October 30, 2012, the Company’s board of directors adopted the Outsider Director Compensation Policy (the “Policy”) in order to formalize the Company’s practices regarding cash and equity compensation to directors of the Company who are not employees (“Outside Directors”).

Cash Compensation

Under the Policy, Outside Directors will receive annual cash retainers for service in the following positions:

Position	Annual Cash Retainer
Audit committee chair	$16,000
Audit committee member other than chair.	10,000
Compensation committee chair.	10,000
Compensation committee member other than chair.	5,000
Nominating and governance committee chair.	7,000
Nominating and governance committee member other than chair.	3,500

Cash compensation to Outside Directors will be paid quarterly in arrears on a pro-rata basis. Outside Directors will not receive any additional compensation for attending regular meetings of the Board and/or committee meetings.

Equity Compensation

Outside Directors are eligible to receive all types of equity awards (except incentive stock options) under the Company’s 2012 Plan, including discretionary awards not covered under the Policy. All awards under the Policy will be automatic and non-discretionary.

The Policy provides that on the date of each annual meeting of stockholders following the Company’s initial public offering, each Outside Director will be granted an annual award of restricted stock units under the Plan having a value equal to $100,000 (the “Annual Award”). In addition, the lead independent director and the audit committee chair will each receive an additional Annual Award having a value equal to $100,000 at each annual meeting. Each Annual Award will fully vest on the earlier to occur of: (i) the next annual meeting following the date of grant or (ii) the anniversary of the grant date, in each case, subject to continued service as a director through the vesting date. For purposes of the Policy, value means the per share fair market value of the Company’s common stock on a given date, multiplied by the shares subject to the Annual Award.

Notwithstanding the vesting schedule described above, the vesting of all equity awards granted to an Outside Director, including any award granted outside of the Policy, will vest in full upon a “change in control” (as defined in the Plan).

The foregoing is not a complete summary of the terms of the Policy, and reference is made to the complete text of the Policy attached hereto as Exhibit 10.2, which is incorporated herein by reference.

Item 6. Exhibits.

10.1*	Lease, dated October 1, 2012, between the Company and Douglas G. Moore and Maclean Properties, LLC, as amended

10.2*	Outside Director Compensation Policy

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trulia, Inc.

Date: November 13, 2012	/s/ PETER FLINT
Peter Flint Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2012	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal Chief Financial Officer (Principal Financial Officer)