Form 10-K
period 2012-12-31
TRULIA, INC.
filed 2013-03-04
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2012

or

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

415.648.4358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.00001 per share	The New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. At December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $184 million. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of February 26, 2013, 27,652,276 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

TRULIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to Trulia, Inc., unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to increase the number of consumers using our website and mobile applications;

•	our ability to attract and retain real estate professionals that subscribe to our products, and to optimize the pricing for such products;

•	our ability to attract and retain advertisers that purchase display advertising on our website;

•	the continued availability of home listing and other information relevant to the real estate industry;

•	the growth in the usage of our mobile applications and our ability to successfully monetize this usage;

•	our ability to innovate and provide a superior user experience;

•	our ability to capitalize on strategic and adjacent opportunities;

•	the effects of the market for real estate and general economic conditions on our business; and

•	the attraction and retention of qualified employees and key personnel.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I

Item 1.	Business

Overview

Trulia is redefining the home search experience for consumers and changing the way that real estate professionals build their businesses. Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract new clients. We believe we deliver the best home search experience by combining our superior user interface with our comprehensive database of real estate properties, local insights, and user-generated content. We offer free and subscription products that provide real estate professionals with access to transaction-ready consumers and help them enhance their online presence. In the year ended December 31, 2012, we had 23.1 million monthly unique visitors. As of December 31, 2012, we had more than 390,000 active real estate professionals in our marketplace, 24,443 of whom were paying subscribers.

We empower consumers to make more informed housing decisions by delivering the “inside scoop” on homes, neighborhoods, and real estate professionals through an intuitive and engaging user experience. Our large, continually refreshed, and searchable database contains more than 112 million properties, including 4.1 million homes for sale and rent. We supplement listings data with local information on schools, crime, and neighborhood amenities to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, which includes consumers, local enthusiasts, and real estate professionals. With more than 7 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online and mobile marketing products. Our free products allow real estate professionals to build their personal brand by creating an online profile, contributing content to our marketplace, leveraging social media for endorsements, and establishing their presence through mobile features such as “check-ins.” Our subscription products enable real estate professionals to increase their visibility, promote their listings in search results, target mobile users, and generate more highly qualified leads from our large audience of transaction-ready consumers. We believe that our audience is highly motivated and ready to purchase homes, as supported by our surveys conducted between January 2012 and December 2012 in which 76% of over 543,000 respondents contacting real estate professionals through our marketplace indicated that they are planning to move in the next six months, and almost half of over 382,000 respondents stated that they are pre-approved for a mortgage. We believe that the combination of our compelling solution with our transaction-ready audience results in a high return on investment for real estate professionals who purchase our subscription products.

We benefit from powerful network effects and a vibrant user community. Consumers contribute content by posting questions, reviewing neighborhoods, and writing agent recommendations. Real estate professionals, seeking to connect with our consumers, engage in our community by sharing local knowledge, answering consumers’ questions, and contributing content to our marketplace. The breadth and quality of user-generated content contributed to our marketplace has helped to build our brand, deepen the engagement of our existing users, and attract more users.

We are a leading mobile platform for the home search process and mobile devices are increasingly critical to consumers and real estate professionals. We have introduced iPhone, iPad, Android Phone, Android Tablet, Kindle, and Windows 8 applications that provide tailored mobile experiences, which has led to rapid growth in mobile use of our solution. In the year ended December 31, 2012, we had over 5 million mobile monthly unique visitors, an increase of 144% over 2011. In addition, our mobile users are more likely than our web users to contact real estate professionals through our marketplace.

Our online marketplace is experiencing rapid growth. Monthly unique visitors to our marketplace increased to 23.1 million in the year ended December 31, 2012 from 7.9 million in the year ended December 31, 2010, or a 192% increase, and our subscribers increased to 24,443 as of December 31, 2012 from 10,070 as of December 31, 2010, or a 143% increase. We generate revenue primarily from sales of subscription products to real estate professionals. We also generate revenue from display advertising sold to leading real estate and consumer brand advertisers seeking to reach our attractive audience. For the years ended December 31, 2012, 2011, and 2010, we generated revenue of $68.1 million, $38.5 million and $19.8 million, respectively. During the same period, we had net losses of $10.9 million, $6.2 million and $3.8 million, respectively.

Industry and Challenges

The residential real estate industry, which we estimate accounts for more than a trillion dollars in annual spending in the United States, is undergoing a profound transformation. Technology is changing the way that consumers search for homes and the way in which real estate professionals attract clients and build their businesses. In addition, as the U.S. housing market recovers from its recent unprecedented downturn, real estate professionals are seeking more effective ways to market themselves and achieve a greater return on their marketing investment. These trends present significant opportunities to capitalize on shifts in behavior.

Historically, consumers lacked readily available access to detailed and comprehensive information essential to making housing decisions, relying instead on disparate sources of information such as real estate professionals, local newspapers, and word of mouth. Over time, more information has become available online and, as a result, the Internet has become a primary source of research for housing decisions. According to a November 2012 survey by the National Association of Realtors, a trade organization for real estate professionals, 90% of home buyers used the Internet to research homes. Additionally, the use of mobile devices for home searches has become more prevalent. According to a 2012 survey by The Real Estate Book, a real estate website, 52% of respondents reported using a mobile device to look for homes, with 85% of non-users stating that they would consider using a mobile device for their next search.

As consumers increasingly research homes online, real estate professionals are shifting their marketing expenditures online to reach prospective clients. While initially these real estate professionals focused their spending on email, search, and creating websites with listings, now these professionals are increasingly using online real estate marketplaces to generate leads.

With technology driving the home search process online, consumers, real estate professionals, and advertisers face distinct challenges. Consumers are challenged to effectively compile and use fragmented information, gain local insights, and obtain information on the go. Real estate professionals are challenged to reach today’s online consumers, target the right leads, manage their businesses while on the go, and optimize their marketing spend. Advertisers are challenged to efficiently reach the right consumers while maximizing the effectiveness of their advertising.

Market Opportunity

We believe that there are significant opportunities to address the challenges faced by consumers, real estate professionals, and advertisers. Borrell Associates, Inc., an advertising research and consulting firm, estimated in an August 2012 industry paper that $23.7 billion would be spent in 2012 on real estate-related marketing in the United States. According to a November 2012 survey by the National Association of Realtors, 90% of home buyers used the Internet to research homes. However, according to the Borrell Associates report, only 55% of the real estate marketing dollars in the United States were projected to be spent online in 2012. We believe that there is a disconnect between where marketing dollars are spent and where consumers research homes. Therefore, we expect that real estate-related marketing spend will continue to migrate online from traditional channels.

The Trulia Marketplace

Our marketplace provides the following key benefits for consumers, real estate professionals, and advertisers:

Key benefits for consumers

•

Large, continually refreshed, searchable database of homes for sale and rent. We provide consumers with access to a large, continually refreshed, and searchable database of properties. We enable consumers to customize their searches with property-specific filters to obtain up-to-date listings that are rich with property facts, price, and sale data.

•

Trusted insights, social recommendations, and proprietary analytics that provide local context. We provide consumers with local insights, critical to a successful home search, not available elsewhere on an easy to use and comprehensive basis. These insights include information about schools, crime, neighborhood amenities, and real estate professionals.

•

Anytime and anywhere access. Our marketplace is accessible anytime and anywhere on the web and on major mobile platforms. Since the introduction of our first mobile application in 2008, mobile use of our marketplace has grown rapidly.

Key benefits for real estate professionals

•

Broad reach to transaction-ready consumers. We provide real estate professionals the ability to connect with our large audience of transaction-ready consumers at scale on the web and through our mobile applications. We believe that a large portion of consumers using Trulia do not use other real estate websites, and that this enables real estate professionals on Trulia to effectively identify and market themselves to consumers that they cannot find anywhere else.

•

Products that boost presence and deliver high-quality leads. Our free products enable real estate professionals to create and manage an online profile, promote their personal brand with consumers by contributing content to our marketplace, and leverage social media for endorsements. Our subscription products enable real estate professionals to boost their visibility, promote their listings in search results, and generate more high-quality leads from potential home buyers.

•

Anytime and anywhere access to critical information and tools. We offer mobile applications designed specifically for real estate professionals to take their business on the go. Using our mobile applications, real estate professionals can access critical information that they need to conduct their business, including listings details, contacts, driving directions, and local information about neighborhoods.

•	Significant return on investment. We believe that our subscription products deliver a high return on investment to real estate professionals.

Key benefits for advertisers

•

Attractive audience. We believe our audience is highly attractive to consumer brand advertisers. A substantial portion of our audience is either college educated, has a household income above $75,000, or is in the 25 to 54 age group. U.S. consumers with these characteristics tend to spend more of their annual income on home maintenance, insurance, household furnishings, apparel and services, and entertainment than the average consumer, according to the Bureau of Labor Statistics 2011 Consumer Expenditure Survey, which makes our audience attractive for consumer brand advertisers.

•

Display advertising products that efficiently reach target consumers. We enable our advertisers to reach segments of our audience that are attractive to them. Advertisers benefit from improved reach, impact, relevancy, and measurement of their marketing campaigns in our marketplace.

Our Strengths

We believe that our competitive advantage reflects the following strengths:

•

We deliver the “inside scoop.” We are one of the leading online real estate marketplaces and provide consumers with powerful tools and unique content that together deliver valuable insights into homes, neighborhoods, and real estate professionals. For example, our crime heat maps provide consumers with a view into neighborhood safety and our Facebook integration gives consumers recommendations on real estate professionals from people in their social network. Through our Trulia Voices forum, we also provide consumers with local content from our community of contributors, including consumers, local enthusiasts, and real estate professionals.

•

Superior products and user experience. We believe we have the best products in the industry for consumers and real estate professionals. We invest significant resources into technology development and product design to create a superior user interface that provides compelling features and rich functionality for our users.

•

Large, differentiated, transaction-ready audience. Our website and mobile applications have attracted 23.1 million monthly unique visitors in the year ended December 31, 2012 and, based on data from comScore, Inc., a marketing research company, a significant portion of our visitors do not visit our primary competitors’ websites. For instance, according to comScore, during each month in 2012 and 2011, more than 54% and 64%, respectively, of our audience did not visit Zillow.com. We believe that our audience is highly motivated and ready to purchase homes, as supported by our surveys conducted between January 2012 and December 2012 in which 76% of over 543,000 respondents contacting real estate professionals through our marketplace are planning to move in the next six months, and almost half of over 382,000 respondents stated that they are pre-approved for a mortgage.

•

Strong mobile monetization. We believe that we are one of the few companies that is monetizing its mobile products at a higher rate than web products. Since we launched our subscription product for mobile devices in May 2012, we have sold this product at prices that yield a higher average monthly revenue per subscriber than our subscription products that are not focused on mobile devices. In addition, our users are more likely to contact real estate professionals through our mobile applications than our website.

•

High ROI for real estate professionals. We believe our subscription products provide compelling value and a better return on investment than other marketing channels. On average, during the year ended December 31, 2012 paying subscribers received more than thirteen times the number of monthly leads compared to real estate professionals who only used our free products.

•

Powerful network effects driven by unique content. We benefit from a self-reinforcing network effect that helps build our brand, drives user engagement in our marketplace, and attracts more users to our website and mobile applications. Consumers post questions in our marketplace, attracting real estate professionals who add more content by answering these questions, which in turn attracts more consumers to our marketplace.

•

Big data and analytics platform. We employ proprietary advanced analytics and heuristics capabilities to aggregate, filter, and analyze large amounts of data from disparate sources that we have cultivated over the years. Our expertise in handling large amounts of externally-sourced data and combining it with user activity data collected from our marketplace allows us to improve the user experience by developing innovative new tools and new functionality.

Our Strategy

Our goal is to build the leading online real estate marketplace. We intend to focus on the following key strategies in pursuit of our goal:

•	Expand our audience and increase user engagement. We intend to grow our large, transaction-ready audience by continuing to offer superior products for consumers. We plan to continuously enhance and refresh our database of homes, partner with third parties to add new and relevant local content, and encourage our users to contribute useful content. We also plan to develop new features and tools that deepen our users’ engagement with our website and mobile applications, and to promote and foster interaction in our vibrant user community.

•

Grow the number of real estate professionals in our marketplace. We intend to further penetrate the large base of more than 2.8 million real estate professionals in the United States by communicating the value proposition of our free and subscription products, growing our audience of transaction-ready consumers, and creating additional products.

•	Increase revenue. We plan to increase our revenue by selling more subscription and advertising products and by optimizing our pricing.

•

Increase brand awareness. We have built a leading real estate and consumer brand with limited marketing spend to date. We plan to continue to grow our brand by providing our users with superior and innovative products.

•	Pursue strategic opportunities. We plan to pursue acquisitions of complementary businesses and strategic partnerships to help us execute on and accelerate our growth plans.

•

Pursue adjacent opportunities. We plan to pursue opportunities in a number of large adjacent markets, such as rentals, mortgages, home improvement, and agent tools, and to expand our business internationally.

Data

Management of data is a critical component of our solution. We manage over one terabyte of data on a daily basis. We organize data as listings data, local information, and user-generated content:

Listings data

We refresh and supplement our listings database of over 112 million properties and for sale and for rent listings with data we receive from thousands of feeds on a daily basis. We receive feeds covering millions of new and existing for sale and for rent listings every day from MLSs, real estate brokerages, real estate agents, real estate listings aggregators, and other third parties. We also obtain detailed ownership and property data from vendors who collect and digitize information from public county records.

We process this wealth of data through our proprietary algorithms and heuristic data validation engine to sort, augment, and select the most up-to-date and accurate data to display. As a next step, we apply our search logic to the data, and overlay additional local information on schools, crime, neighborhood amenities, home values, and other community information. The final product is a complete profile of a property or listing with property facts, price data, local information, and agent contact information, which we publish in our marketplace in an intuitive and engaging user experience.

Local information

We inform consumers on what it is like to live in a neighborhood by delivering insights on schools, crime, neighborhood amenities, home values, and other community information.

•

Schools. We provide information on schools by district, type, parent reviews, and ratings, which is based on data that we receive from third parties. We overlay this information onto our maps and color code the data points with a sliding color scale to differentiate between schools with low, medium, or high ratings.

•

Crime. We receive raw data from third parties about the occurrence, type, location, and description of non-violent and violent crime. We conduct proprietary analysis on the data and aggregate our findings into a tabular format or into our proprietary crime heat map. Our crime heat map provides an overview, visualized through a sliding color scale of the incidence of crime in the area and highlights in callout text boxes the number of violent crimes in the area.

•	Neighborhood amenities. We provide the location, names, and ratings of nearby restaurants, grocery stores, banks, and gas stations on our maps based on data that we receive from Yelp.

•

Home values. Based on our analysis of the sales records and property information in our database, we have developed market- and local-level views of the trends in price, number of sales, and number of listings by property type and location, which we publish on our listings pages and on the Local Info section of our website in interactive chart formats and in our proprietary heat map format.

•

Other community information. We analyze data from the U.S. Census Bureau to provide users with information on how the median household and family income, age of homes, and commute times of a neighborhood compare to those of the city.

Additionally, we have an agreement with Google to use its basic maps, over which we integrate our proprietary insights.

User-generated content

The user-generated data in our marketplace is organized under the Advice section of our website by type of content, questions and answers, blogs, real estate guides, and along topics relevant to our audience such as local information, tips on home buying and selling, and observed market trends. We also allow real estate professionals to publish their own profile and receive recommendations from their clients under the Find a Pro section of our website.

The content in our marketplace is generated by our vibrant community of users. Users can vote on the quality of content using our “thumbs up” or “thumbs down” icons and can follow the voting results. Additionally, users can “flag” inappropriate content on our site, which is escalated to our Trulia community team whose enforcement actions follow the terms and conditions for user-submitted content as published on our website.

Our Products for Consumers

Our products for consumers focus on helping them find the right home. Our consumer products are offered for free and provide a robust set of tools for evaluating where to live.

Searchable database

Search

We maintain one of the largest searchable databases of homes for sale and rent in the United States. Our database includes more than 112 million properties with 4.1 million listings of homes for sale and rent. We provide users with the ability to search our database along a variety of parameters as described below:

All Properties	Sale properties only	Rentals only	Sold properties only
City Bedrooms Bathrooms Price range Square footage Property type Keyword search	Open houses Year built Lot size Foreclosure type MLS ID Price per square foot	Pets Amenities	Time since sale date

Our users can customize their search along as few or many features as they prefer and by keyword search of specific property attributes. From our search results, users have access to the detailed data on each home in our database, photos of the home, and the for sale or for rent listing information.

Additionally, we enhance our users’ experience by giving them the choice to display their search results in listings or map formats. The map format provides the added functionality of polygonal search, which enables users to delineate the precise area of their searches. We offer products that further enhance our users’ experience with visually impactful maps, graphics, and photos of homes and neighborhood characteristics.

Trulia Estimate

Trulia Estimate is our estimate of an off-market property’s value based on our proprietary analysis of relevant home data such as recent sales of similar homes and property facts. This search function allows users to conduct a precise search by street address to find our estimate of the value of that home. Additionally, home owners may claim their home in our database and edit their home’s specific facts and details so that our proprietary system can revise its estimated value.

Rich insights and content

We provide users with rich insights and content that are critical to a successful home search and that cannot be discovered through home listings data alone. We deliver these insights through the following products:

•

Local Info. We aggregate local data from a variety of sources and make it more useful to our consumers through Google Maps overlays using our proprietary data visualization tools. These types of local insights include crime heat maps, school boundary and performance statistics, local amenity location and reviews through our integration with Yelp, and commute information.

•

Advice. We provide our users with the “inside scoop” on homes, neighborhoods, and real estate professionals based on the advice generated by our active community of contributors. Users of our marketplace can post questions and receive answers in the Trulia Voices portion of our website and also scour the collection of advice columns and blogs that other users post. With over 7 million unique user contributions and over 830,000 topics discussed on Trulia Voices, we believe we have amassed the largest online collection of user-generated content in the U.S. residential real estate market. This gives our users access to the insights of consumers, local enthusiasts, and real estate professionals who are knowledgeable about the neighborhoods in which our users are searching.

•

Find a Pro. We provide consumers with a directory of over 875,000 real estate professionals that is searchable by location, name, and type of professional. Our platform integrates with Facebook to leverage the power of social networks for clients to recommend real estate professionals and for real estate professionals to take advantage of online “word of mouth” referrals. For example, a consumer searching for a real estate agent in our marketplace can quickly find whether someone in their social network has recommended an agent in a particular area in which they are looking.

•

Value information. Each property detail page features information and analytics on the property value, including price comparisons of similar properties based on median home sale data by neighborhood, zip code and city, price history and trends, and property taxes based on assessed property values. We believe this information helps users better assess the value of the property beyond what can be gleaned from price data alone.

•

Mortgage. Given the significant cost of a home purchase, we provide our users with guides on how to finance their purchase, information on mortgage rate trends, and calculators to determine their estimated mortgage payment based on the rates and terms quoted.

Mobile

Our products are accessible anytime and anywhere online and on mobile devices. We provide the following differentiated Trulia mobile applications for consumers on several major mobile platforms and devices:

•	m.trulia.com, a mobile-optimized website accessible on mobile device browsers

•	Real Estate App: Our full-featured Trulia real estate mobile application, available. on iPhone, iPad, Android Phone, Android Tablet, Kindle Fire and Windows 8 tablet.

•	Rental App: Our mobile application optimized for users looking to rent a home, available on iPhone, Android Phone, Android Tablet and Kindle Fire.

•	Agents App: Our mobile application optimized for real estate professionals, available on iPhone and Android Phone.

•	Mortgage App: Our mobile application optimized for users looking for mortgage information, available on iPhone and iPad.

Our Products for Real Estate Professionals

We offer real estate professionals a set of subscription and free products to promote themselves and their listings online and to connect with consumers searching for homes. We generally sell our subscription products on a one, three, six, or twelve-month basis, and therefore, our subscribers’ commitment periods may be short-term in nature. We also offer our subscription products at different price points. In addition to the pricing options, our subscribers can choose among different features and packages with each of our subscription products, as described below.

Our subscription products include:

•

Trulia Pro. Real estate agents can purchase one of three differently priced Trulia Pro packages to enhance their online presence, feature their listings in search results, and interact with potential clients more effectively. Benefits include enhanced lead generation, greater local lead rotation, featured listings, robust property pages, detailed contact information in search results, instant leads via mobile, and integrated recommendations with Facebook. We provide similar products to real estate brokers under the name Premium Listings.

•

Trulia Local Ads. Real estate professionals can purchase local advertising on Trulia’s website by zip code or city and by share of a given market. This functionality enables them to enhance their presence in their chosen market and generate more leads.

•

Trulia Mobile Ads. Real estate professionals can purchase local advertising on our mobile applications and mobile website by zip code and by share of a given market. This functionality enables them to feature their profile and contact information on search results and listings, thereby enhancing their visibility with transaction-ready consumers.

Subscribers of Trulia Pro, Trulia Local Ads and Trulia Mobile Ads also have access to:

•	Trulia Insights. Real estate professionals receive more in-depth information about their leads to help them prioritize and respond to their best leads.

•	Trulia Instant Leads. We enable real estate professionals to respond to leads faster by connecting them with the consumer who sent the lead via phone or by notifying them via text message.

Our free products include:

•

Property listings. We offer real estate professionals the ability to reach a large, transaction-ready audience and the potential to acquire leads by listing their properties in our marketplace for free.

•	Mobile application. We have developed an Agent App for the iPhone and Android Phone that enables real estate professionals to manage their businesses anytime and anywhere.

•

Agent profile. Agents can create their own profile in our marketplace by posting contact information, photos, and qualifications, and can manage their brand by linking their profile to their activity on our forums and to Facebook. Agent profiles are posted on the Find a Pro section of our website.

•

Trulia Voices. Through our Trulia Voices forum, we enable real estate professionals to promote their presence by allowing them to connect meaningfully with consumers, network with other professionals, follow topics of interest to their audience, receive updates on neighborhoods, and broadcast their thoughts on our blogging platform.

•

Recommendations. We have built social search functionality into our Find a Pro database of agent profiles where users can sort agent profiles by number of recommendations. Additionally, real estate professionals can publish their recommendations on their Facebook Wall through integration with Facebook Connect.

•	Check-ins. Our real estate professionals can “check-in” on the Trulia mobile agent application to establish their presence at a property.

•

Agent training and advice blogs. We publish two blogs, Trulia Pro and Trulia Corporate, written by real estate industry experts with whom we partner to provide tips, advice, and education for buyers, sellers, and renters.

•

Tools and widgets. We offer real estate professionals a number of tools and widgets that they can incorporate into their personal websites to display local real estate information such as a slideshow widget to play photos of properties or a widget to broadcast their contributions on Trulia Voices on their blog or website.

Our Products for Advertisers

We sell display media advertising on a cost-per-impression and cost-per-click basis to national advertisers seeking to reach the large and attractive audience for our online properties and those of our publisher partners. We display their advertisements on our home page and on individual web pages through graphical displays and text links, and help these customers optimize their advertisements’ effectiveness through our robust targeting capabilities. We also offer display media advertising on our mobile website that is optimized for mobile device web browsers.

Seasonality

From time to time, we experience seasonality in subscription revenue and display advertising due to fluctuations in traffic to our website and mobile applications. During the fourth quarter of each year, traffic to our marketplace has historically declined and our revenue has historically grown more slowly than in other quarters or has declined sequentially. Conversely, we typically experience higher growth in traffic and revenue during the spring and summer months, when consumers are more likely to buy new homes. We expect that seasonality will continue to affect traffic in our marketplace, as well as our revenue from subscriptions and advertising.

Technology and Engineering

Product development and innovation are core pillars of our engineering culture that aims to delight our users and customers with our products. We provide our web and mobile products using a combination of in-house and third-party technology and products.

Big data and proprietary algorithms. We have developed our technology platform to handle data at large scale. On a daily basis, we process several million home listings from thousands of data feeds through our proprietary algorithms and heuristic data validation engine to sort, augment, and select the most up-to-date and accurate data to display.

Infrastructure. We currently manage our platform from two locations. The primary location where we host our production environment, is within a shared data center environment in Santa Clara, California. We use a second hosted facility, located in Oakland, California, for production service backup and for our development environment. We are building out a third hosted facility in Denver, Colorado, for redundancy, backup and load balancing purposes. Our website and mobile applications are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases, and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage content delivery networks and use other third-party cloud computing services, including map-related and ad serving services, to ensure fast and local access to content. We employ a host of encryption, antivirus, firewall, monitoring, and patch-management technology to protect and maintain our systems.

Innovation. In addition to our new product development efforts, we encourage technological advances by directing a portion of our engineering team’s time towards organized innovation days. Each quarter, our product managers and engineers share ideas and experiments and recruit their peers to join their projects to bring a new concept to life. As progress is shared with the larger group, these new ideas receive additional input and product planning and are frequently the basis of new products and features we offer.

Agile methodology and quality focus. Our software development methodology is agile and promotes teamwork, collaboration, and process adaptability throughout the life cycle of a development project. We believe this methodology yields robust, high quality, efficient, and nimble software development. We also invest heavily in the quality of our technology with robust testing at each stage in our development process.

In June 2012, we entered into a Platform Services Agreement with Move Sales, Inc., or ListHub, which provides us with a substantial portion of the unique listings in our marketplace. This agreement supersedes our prior agreement with ListHub for the provision by ListHub of listings to us. Under the terms of this agreement, ListHub grants to us a nonexclusive license to display listings on our platform and use these listings for the purpose of providing real estate professionals with information relating to lead generation management and advertising products. This agreement contains a 48-month term and renews automatically for additional one year terms unless canceled upon the provision of 90 days prior notice by either party. This agreement is not cancelable by ListHub except in the case of material uncured breach by us or our filing for bankruptcy, insolvency or assignment for the benefit of creditors, or if a receiver is appointed on our behalf.

We maintain our technology infrastructure at a facility in Santa Clara, California maintained by Equinix Operating Company, Inc., or Equinix. Equinix provides data center space to us under the terms of a master service agreement. This agreement terminates on the earlier of the date that it is terminated by either party or the last order made under the agreement terminates or expires. This agreement is not cancelable by Equinix except in the case of material uncured breach by us, the suspension by Equinix three or more times during any 12 month period of its services pursuant to the terms of this agreement, our liquidation, cessation to do business or insolvency, or the condemnation of the physical space subject to this agreement.

Marketing

Our principal marketing strategy has been to develop a superior user experience that will drive audience growth and brand recognition. We have not historically spent significantly on marketing programs, but have focused on organic and viral growth driven by our user base. As our consumer audience has grown, real estate professionals have followed consumers to Trulia. We have also grown our brand among real estate professionals and the real estate industry through tradeshow participation, social engagement, and ongoing education via webinars, newsletters, and word of mouth.

In addition, our media outreach programs have been major drivers in growing our brand. We publish a series of blogs and actively use social media to share and spread content on a variety of topics to elevate our brand, including:

•

Trends in the real estate market. We analyze publicly available data in combination with the rich data and content in our marketplace to create unique and proprietary insights on real estate trends, which we publish on our Trulia Trends blog. Our regularly published blogs and reports include:

•	Trulia Price Monitor and Trulia Rent Monitor. Our view on asking home sale and rent prices that is published monthly.

•	Housing Barometer. Our view of the state of the housing market that is published monthly.

•	Rent vs. Buy. Our analysis comparing the economics of renting versus buying that is published quarterly.

•	Metro Movers. Our observations of search trends for homes within the United States that is published quarterly.

•	Foreign Buyers. Our report on search trends for homes by people outside the United States that is published semi-annually.

•	Consumer Surveys. Our survey of consumers covering topics such as the “American Dream” of homeownership, attitudes about housing, and public policy that is published quarterly.

These reports are used by, and our Chief Economist is quoted regularly in, major news outlets, including The Wall Street Journal, Bloomberg, The New York Times, Time Magazine, and U.S. News & World Report.

•

Advice for real estate professionals. Our blogs for real estate professionals, Trulia Pro and Trulia Corporate, written by well-known real estate industry experts with whom we partner, elevate Trulia’s brand awareness amongst the community of real estate professionals.

•

Celebrity and luxury homes. Luxe Living is our blog dedicated to the latest developments on celebrity and luxury homes. This blog and its content have been featured on ExtraTV, E! News, US Weekly, The Los Angeles Times, and more.

We also cultivate our brand awareness through social media channels, such as Facebook and Twitter.

Customers

Real estate professionals that pay for our subscription products include:

•	Agents, who collaborate with consumers, seek leads, and manage transactions;

•	Brokers, which recruit, train, and provide core real estate services to agents; and

•	National real estate franchisors, which provide real estate services to franchisees to enable the growth of their brand.

The majority of our real estate professional subscribers are agents. As of December 31, 2012, we had more than 390,000 active real estate professionals in our marketplace, 24,443 of whom were paying subscribers. A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

Our advertising solutions are purchased by a diverse cross-section of brand advertisers that operate within the real estate ecosystem, and those that seek to reach our highly educated and affluent audience. In each of the years ended December 31, 2012, 2011 and 2010, the ten largest advertising partners for the respective period accounted for more than 63%, 50% and 50%, respectively, of our media revenue.

No single customer accounted for 10% or more of our total revenues in any of the years ended December 31 2012, 2011, or 2010.

Sales and Customer Support

We have dedicated sales teams that support our marketplace business and our display advertising business.

For our marketplace business, the majority of our sales are made by our inside sales team that sells our subscription products to real estate professionals. Our inside sales team is located in our San Francisco and Denver offices and attracts new subscribers through a combination of outbound calling and inbound customer requests generated from our website and marketing activities. We also have a field sales team that sells our marketplace products at larger deal sizes to real estate brokers, franchisors, and builders.

For our display advertising business, we maintain a field sales team based in New York, to specifically target large advertising customers in the real estate and related content categories, such as insurance companies, mortgage providers, and home improvement companies, as well as other brand advertisers that seek to reach our audience. Our field sales team develops direct relationships with these advertisers and the agencies that serve them.

We place a high value on providing quality support to our users, marketplace subscribers, and advertisers. Our customer support team, based in San Francisco and Denver, responds to commercial and technical questions from our users and advertisers.

Competition

The markets in which we operate are highly competitive and fragmented. Consumers research homes through a variety of sources. Similarly, real estate professionals use a variety of marketing channels to promote themselves and find clients. Consequently, we face competition from a variety of direct and indirect channels, and we believe we compete favorably.

Competition for consumers

We compete to attract consumers to our website and mobile applications primarily on the basis of the breadth and quality of listings; user experience; the breadth, depth, and relevance of the insights on homes, neighborhoods, and real estate professionals; brand and reputation; and the quality of mobile products.

Our principal competitors for consumers include:

•	Print media, including local newspapers, magazines, and home/apartment guide publications;

•	Online real estate marketplaces such as Homes.com, MSN Real Estate, Realtor.com, Yahoo! Real Estate, and Zillow.com;

•	Online brokerage service providers such as Redfin and ZipRealty;

•	MLSs across the United States;

•	Full-service real estate brokerage service providers such as Century 21 and Coldwell Banker;

•	Online rental listing providers such as ApartmentGuide.com and Rent.com;

•	General online classifieds such as Craigslist; and

•	Websites of real estate brokerages and individual agents.

Competition for real estate professionals

We compete for a share of real estate professionals’ overall marketing spend with traditional, offline media, and other online marketing channels. We compete primarily on the basis of the size and attractiveness of the consumer audience; quality and measurability of leads; perceived return on investment; effectiveness of marketing and workflow tools; and quality of mobile products.

Our principal competitors for real estate professionals include:

•	Print media, including local newspapers, magazines, and home/apartment guide publications;

•	Other traditional media, including television and radio;

•	Other online real estate marketplaces;

•	Social networking services such as Facebook and Twitter;

•	Search engines such as Bing, Google, and Yahoo!;

•	Websites offering display advertising; and

•	Email marketing software and tools.

Competition for advertisers

We face competition to attract advertisers to market their products on our website. The basis of competition includes size, demographics, and overall attractiveness of an audience; pricing; and the ability to target desired audience segments.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

We registered “Trulia” as a trademark in the United States and several other jurisdictions. We also have filed other trademark applications in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

We have two patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We are the registered holder of a variety of domestic and international domain names that include “Trulia” and similar variations.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners. Our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

Employees

As of December 31, 2012, we had 519 full-time employees, with 112 in technology, 348 in sales, marketing, and customer support, and 49 in general and administrative functions. We had 282 full-time employees in our San Francisco headquarters, 206 in our Denver location, 24 in our New York office, and 7 of our employees work remotely. None of our employees is represented by a labor union with respect to his or her employment with us.

Additional Information

Trulia, Inc. was incorporated in Delaware in June 2005. Our principal executive offices are located at 116 New Montgomery Street, Suite 300, San Francisco, California 94105, and our telephone number is (415) 648-4358. Our website address is www.trulia.com. In addition, we maintain a Facebook page at www.facebook.com/trulia and aTtwitter feed at www.twitter.com/trulia. Information contained on, or that can be accessed through, our website, Facebook page or Twitter feed does not constitute part of this Annual Report on Form 10-K.

Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

•	successfully compete with existing and future providers of other forms of offline, online, and mobile advertising;

•	successfully navigate fluctuations in the real estate market;

•	effectively manage the growth of our business;

•	successfully expand our business into adjacent markets, such as rentals, mortgages, and home improvement;

•	successfully integrate companies we may acquire; and

•	successfully expand internationally.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of December 31, 2012, we had an accumulated deficit of $47.1 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, increasing competition, weakness in the residential real estate market, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely on subscriptions purchased by real estate professionals to generate a substantial portion of our revenue. Subscriptions accounted for 67%, 58%, and 47% of our revenue in 2012 , 2011 and 2010, respectively. We generally offer subscriptions for periods between one month to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months.

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of December 31, 2012, we had more than 390,000 active real estate professionals in our marketplace and 24,443 total subscribers. We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the years ended December 31, 2012 and 2011. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

Real estate professionals may not continue to subscribe with us if we do not deliver a strong return on their investment in subscriptions, and we may not be able to replace them with new subscribers. In addition, real estate professionals sometimes do not renew their subscriptions with us because of dissatisfaction with our service. This may occur for a number of reasons, including because we have made changes to our products or services, which we do periodically. If subscribers do not renew their subscriptions with us with the same or higher subscription fees, or at all, or if we are unable to attract new subscribers, our business and operating results would be harmed.

Further, although a majority of our revenue in the years ended December 31, 2012 and 2011 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

Our ability to increase the number of subscribers to our services also depends, to some degree, on whether we can increase the inventory of marketing products and services available for us to sell in different geographic markets. If we are unable to create additional inventory by offering new services or reconfiguring our existing services, we may not be able to grow the number of subscribers to our services quickly or at all.

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

Our ability to grow revenue depends, in part, on our ability to optimize pricing and increase average monthly revenue per subscriber over time. Since launching our first subscription product in 2007, we have continued to expand our products and optimize pricing of our products. In the year ended December 31, 2012, our average monthly revenue per subscriber was $156 compared to $110 in the year ended December 31, 2011. As we continue to optimize our pricing, real estate professionals may not accept these new prices, which may harm our business and growth prospects.

If advertisers reduce or end their advertising spending with us, or if we are unable to attract new advertisers, our business and operating results would be harmed.

Display advertising accounted for 33%, 42%, and 53% of our revenue in 2012, 2011, and 2010, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	the number of consumers using our website and mobile applications;

•	our ability to continue to attract an audience that advertisers find attractive;

•	our ability to compete effectively for advertising spending with other real estate marketplaces, offline companies, and online companies;

•	how advertisers value our advertising network, which consists of our online properties and those of our publishing partners;

•	the amount of spending on online advertising generally; and

•	our ability to deliver an attractive return on investment to advertisers.

We may not succeed in capturing more spending from advertisers if we are unable to demonstrate to advertisers the effectiveness of advertising in our marketplace as compared to alternatives, including traditional offline advertising media such as newspapers and magazines.

If advertisers reduce or terminate their advertising spending with us and we are unable to attract new advertisers, our revenue, business, operating results, and financial condition would be harmed. For example, although we experienced sequential increases in media revenue during each of the eight quarters ended December 31, 2011, media revenue growth slowed during the years ended December 31, 2011 and 2012. In our display advertising business, we also have a limited ability to replace the loss of revenue resulting from the loss of a customer during a particular quarter because of the significant time required to secure an alternative advertiser for such advertising inventory, run the alternative advertising campaign on our marketplace, and satisfy our revenue recognition criteria from such campaign. As a result, the loss of a customer during a quarter could result in our inability to replace the lost revenue from such customer within that quarter and, therefore, we will sometimes encounter variances in our media revenue.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the year ended December 31, 2012, our mobile products accounted for 22% of our total traffic compared to 14% of our total traffic for the year ended December 31, 2011. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile website, m.trulia.com. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our mobile website by zip code and by share of a given market. We monetize our mobile website through the sale of display advertisements and we also provide our subscribers rotational placement in a local lead form that appears on certain pages of our mobile website. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows 8, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

From 2008 to 2012, our revenue grew from $8.1 million to $68.1 million, which represents a compounded annual growth rate of approximately 70%. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

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

From time to time, we experience seasonality in subscription revenue and display advertising due to fluctuations in traffic to our website and mobile applications. During the fourth quarter of each year, traffic to our marketplace has historically declined and our revenue has historically grown more slowly than in other quarters or has declined sequentially. Conversely, we typically experience higher growth in traffic and revenue during the spring and summer months, when consumers are more likely to buy new homes. We expect that seasonality will continue to affect traffic in our marketplace, as well as our revenue from subscriptions and advertising.

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

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow.com, and Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We compete to attract real estate professionals primarily on the basis of the quality of the website and mobile products, the size and attractiveness of the consumer audience, the quality and measurability of the leads we generate, the perceived return on investment we deliver, and the effectiveness of marketing and workflow tools. We also compete for advertisers against other media, including print media, television and radio, social networks, search engines, other websites, and email marketing. We compete primarily on the basis of the size and attractiveness of the audience; pricing; and the ability to target desired audiences.

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

Our success depends on our ability to provide consumers with the information they seek, which in turn depends in part on the content contributed by our users. We believe that one of our primary competitive advantages is the quality and quantity of the user-generated content in our marketplace, and that information is one of the main reasons consumers use our platform. If we are unable to provide consumers with the information they seek because our users do not contribute content, or because the content that they contribute is not helpful and reliable, the number of consumers visiting our website and using our mobile applications may decline. If we experience a decline in consumers visiting our website and using our mobile applications, real estate professionals and advertisers may not view our marketplace as attractive for their marketing expenditures, and may reduce their spending with us. Any decline in visits to our website and usage of our mobile applications by consumers and any decline in spending by real estate professionals and advertisers with us would harm our business and operating results.

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

In the years ended December 31, 2012, 2011 and 2010, the ten largest advertising partners accounted for more than 63%, 50% and 50% of our media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Our products are accessed by a large number of users, often at the same time. If the use of our marketplace continues to expand, we may not be able to scale our technology to accommodate increased capacity requirements, which may result in interruptions or delays in service. The failure of our systems and operations to meet our capacity requirements could result in interruptions or delays in service or impede our ability to scale our operations.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results, and financial condition would be harmed.

Future acquisitions and investments could disrupt our business, cause dilution to our stockholders, and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our products and markets, and grow our business in response to changing technologies, user, and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of Movity, Inc., a geographic data company. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	failure to successfully continue the development of acquired technologies;

•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders, or other third parties;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	the possibility that any acquisition may be viewed negatively by our customers or investors or the financial markets.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Also, the anticipated benefits of any acquisitions may not materialize.

Competition within our industry for acquisitions of businesses, technologies, assets and product lines has been, and is likely to continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or because the target chooses to be acquired by another company. Furthermore, in the event that we are able to identify and consummate any future acquisitions, we may, in each of those acquisitions:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt to finance the acquisition or assume substantial debt in the acquisition;

•	incur significant acquisition-related expenses;

•	assume substantial liabilities, contingent or otherwise; or

•	expend significant cash.

These financing activities or expenditures could harm our operating results, cash flows and financial condition or the price of our common stock. Alternatively, due to difficulties in the capital or credit markets, we may be unable to secure capital on reasonable terms, or at all, necessary to complete an acquisition.

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

In addition, on September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We filed a motion to dismiss Zillow’s complaint on December 19, 2012. The court deferred ruling on our motion to dismiss because the Federal Circuit Court of Appeals is expected to soon provide guidance on the question raised in our motion.

On January 10, 2013, Mortgage Grader, Inc., or Mortgage Grader, filed a lawsuit against us in the United States District Court for the Central District of California, alleging that we infringe on two U.S. patents held by it. The lawsuit alleges that our mortgage center infringes its patents insofar as we provide a method of assisting borrowers in obtaining mortgage loans. Mortgage Grader is seeking an injunction against the alleged infringement, compensatory damages, and attorneys’ fees.

The foregoing litigation matters could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of these litigation matters, we may be required to pay damages, an injunction may be entered against us that requires us to change certain features in our marketplace, or a license or other right to continue to deliver an unmodified version of such features may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, these litigation matters could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace.

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

We provide data that is relevant to the decision to purchase a home and some of this data is subject to revision, interpretation, or dispute. For example, our Trulia Estimates tool provides users with home valuations and is based on algorithms we have developed to analyze third-party data. We revise our algorithms regularly, which may cause valuations to differ from those previously provided. Consumers and real estate professionals sometimes disagree with our estimates. Any such variation in or disagreements about the estimates that we present could result in negative user feedback, harm our reputation, or lead to legal disputes.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit and debit cards. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards, and our business would be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy, and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would require additional financial and management resources. In connection with the audit of our financial statements for 2009, 2010, and 2011, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting that was the result of a lack of a sufficient number of qualified personnel within our accounting department that possessed an appropriate level of expertise to perform certain accounting functions. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Although we have remediated this material weakness, we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future.

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies in addition to those discussed above, may have been identified. In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

If we are unable to maintain effective internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

Complying with the laws and regulations affecting public companies has increased and may continue to increase our costs and the demands on management and could harm our operating results.

As a public company, we have incurred and expect to continue to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the New York Stock Exchange impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until December 31, 2017; however, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

On September 15, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the credit facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. In May 2012, we failed to comply with the covenant that required delivery of audited financial statements for the year ended December 31, 2011 within the time period set forth in the credit facility. Hercules granted a waiver arising from our failure to comply with this reporting covenant. If we default on our obligations under this agreement, Hercules may foreclose on our assets to repay our outstanding obligations to Hercules, which would materially and adversely impact our business. As of December 31, 2012, we had drawn $10.0 million in term loans under the credit facility, and the drawdown period for the remaining $10.0 million expired. If we default on payments due pursuant to the credit facility and are forced to sell assets to satisfy these obligations, our business would be materially and adversely affected.

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

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets. For example, in September 2012, we introduced a mortgage product through which we provide real-time mortgage quotes to our users. We currently obtain mortgage quotes from a single third party partner. While the third party partner is obligated under our agreement to continue to provide real-time mortgage quotes and to support us until August 2013, we cannot guarantee that we will be able to continue to obtain mortgage quotes from this third party partner beyond August 2013. If we are unable to add additional real-time mortgage quote providers, find replacement real-time mortgage quote providers on similar or better terms or we are unable to integrate with other providers, our expansion into the mortgage market will be hindered and our business and operating results may suffer.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

Risks Related to Ownership of Our Common Stock

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2012, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, a majority of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $38.22 through February 28, 2013. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2012, we had 27,552,818 shares of common stock outstanding. Certain holders of shares of outstanding common stock have agreed with the underwriters of our initial public offering, subject to certain exceptions, not to dispose of or hedge any of their common stock before March 19, 2013, except with the prior written consent of J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. However, on February 21, 2013, the early release feature of the agreement with the underwriters had been triggered, an on February 22, 2013, 25% of each holder’s shares of our common stock subject to the agreement with the underwriters became available for sale in the public market in the United States, subject to prior registration in the

United States, if required, or reliance upon an exemption from United States registration, including in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. This early release was triggered because the closing price of our common stock on the New York Stock Exchange was equal to or greater than $23.80 for 20 out of 30 trading days ending on or after December 18, 2012. Beginning on March 19, 2013, the balance of these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

An aggregate of 15,694,006 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register the approximately 6,112,904 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In May 2010, we entered into a lease effective through May 2014 for approximately 32,000 square feet of office space that houses our principal offices in San Francisco. In March 2012, we entered into a sublease effective through March 2013 for approximately 9,500 square feet of additional office space in San Francisco. In October 2012, we entered into a lease to extend our occupancy of this additional space in San Francisco and to add, effective April 2013, an additional 9,500 square feet of office space. The lease for this combined 19,000 square feet of office space runs through September 30, 2015. We lease additional office space in Denver and New York. We believe our facilities are sufficient for our current needs.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

On September 12, 2012, Zillow filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We believe we have meritorious defenses to Zillow’s claims. We filed a motion to dismiss Zillow’s complaint on December 19, 2012. The court deferred ruling on our motion to dismiss because the Federal Circuit Court of Appeals is expected to soon provide guidance on the question raised in our motion. We intend to continue to vigorously defend the lawsuit.

On January 10, 2013, Mortgage Grader, Inc., or Mortgage Grader, filed a lawsuit against us in the United States District Court for the Central District of California, alleging that we infringe on two U.S. patents held by it. The lawsuit alleges that our mortgage center infringes its patents insofar as we provide a method of assisting borrowers in obtaining mortgage loans. Mortgage Grader is seeking an injunction against the alleged infringement, compensatory damages, and attorneys’ fees. Mortgage Grader is seeking an injunction against the alleged infringement, compensatory damages, and attorneys’ fees.

The foregoing litigation matters could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of these litigation matters, we may be required to pay damages; an injunction may be entered against us that requires us to change our certain features in our marketplace; or a license or other right to continue to deliver an unmodified version of these features may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, these litigation matters could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace.

Current and future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “TRLA” September 20, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

Year Ended December 31, 2012:	High	Low
Third Quarter (from September 20, 2012)	$26.57	$20.44
Fourth Quarter	$23.88	$14.69

As of February 26, 2013, we had 179 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid a cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board of directors may deem relevant. In addition, the terms of our credit facility currently prohibit us from paying cash dividends on our capital stock.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

a) Sales of Unregistered Securities

From January 1, 2012 until December 31, 2012, we granted stock options under our 2005 Plan to purchase 810,528 shares of our common stock to certain of our employees and directors at exercise prices ranging from $6.81 to $16.53 per share. In addition, from January 1, 2012 until December 31, 2012, we granted stock options under our 2012 Plan to purchase 231,444 shares of our common stock to certain of our employees and directors at exercise prices ranging from $15.56 to $22.44 per share. During such period we issued an aggregate of 541,445 shares of common stock that were not registered under the Securities Act to our directors and employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $1.7 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

From January 1, 2012 to December 31, 2012, we issued 33,380 shares of common stock pursuant to the cashless net exercise of a warrant to purchase our common stock without registration under the Securities Act. The shares of common stock issued pursuant to the cashless net exercise of the warrant were not registered under the Securities Act in reliance upon an exemption from registration available under Section 4(2) of the Securities Act.

(b) Use of Proceeds

On September 25, 2012, we closed our initial public offering (“IPO”) pursuant to which we sold 5,900,000 shares of our common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $17.00 per share, resulting in net proceeds to us of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 1,000,000 shares were sold by certain selling stockholders. We did not receive any proceeds from sales by the selling stockholders. J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on September 19, 2012. From the effective date of the registration statement through December 31, 2012, we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.

c) Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial and Other Data

The following selected historical financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the related notes appearing in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$68,085	$38,518	$19,785	$10,338	$8,066
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization) (2)	9,999	5,795	3,657	2,855	2,680
Technology and development	20,199	14,650	8,803	7,056	5,202
Sales and marketing	33,747	17,717	8,638	5,532	5,194
General and administrative	13,659	6,123	2,501	1,912	3,143

Total cost and operating expenses	77,604	44,285	23,599	17,355	16,219
Loss from operations	(9,519)	(5,767)	(3,814)	(7,017)	(8,153)
Interest income	50	17	15	55	298
Interest expense	(1,016)	(389)	(39)	(21)	(11)
Change in fair value of warrant liability	(369)	(16)	—	—	—

Loss before provision for income taxes	(10,854)	(6,155)	(3,838)	(6,983)	(7,866)
Provision for income taxes	(67)	—	—	—	—

Net loss attributable to common stockholders	$(10,921)	$(6,155)	$(3,838)	$(6,983)	$(7,866)

Net loss per share attributable to common stockholders, basic and diluted (3)	$(0.87)	$(0.92)	$(0.64)	$(1.21)	$(1.40)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	12,538,769	6,657,045	6,016,550	5,752,478	5,606,337

Other Financial Information:
Adjusted EBITDA (4)	$(3,364)	$(1,787)	$(2,497)	$(5,857)	$(6,890)

(1)	Stock-based compensation was allocated as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of revenue	$32	$11	$8	$10	$22
Technology and development	930	482	176	177	166
Sales and marketing	398	183	97	105	119
General and administrative	1,210	808	73	13	446

Total stock-based compensation	$2,570	$1,484	$354	$305	$753

(2) Amortization of product development costs were included in technology and development as follows:	$1,108	$708	$366	$179	$321

(3)

See Note 11 to our audited financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.

(4)

See “—Non-GAAP Financial Measures” for more information and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$100,017	$11,341	$4,395	$7,587	$14,012
Working capital (deficit)	82,632	4,165	(132)	6,881	14,137
Property and equipment, net	7,069	5,548	3,465	847	1,131
Total assets	118,964	24,195	15,710	11,162	16,843
Deferred revenue	13,296	4,827	1,810	546	212
Total indebtedness	9,759	9,592	1,955	517	640
Preferred stock warrant liability	—	297	—	—	—
Total stockholders’ equity (deficit)	86,534	3,039	7,142	8,262	14,912

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, taxes, depreciation and amortization, change in the fair value of our warrant liability, and stock-based compensation. Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

We include Adjusted EBITDA in this Annual Report on Form 10-K because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value remeasurements of our preferred stock warrant, and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net loss attributable to common stockholders	$(10,921)	$(6,155)	$(3,838)	$(6,983)	$(7,866)
Non-GAAP adjustments:
Interest income	(50)	(17)	(15)	(55)	(298)
Interest expense	1,016	389	39	21	11
Depreciation and amortization	3,585	2,496	963	855	510
Change in fair value of warrant liability	369	16	—	—	—
Stock-based compensation	2,570	1,484	354	305	753
Provision for income taxes	67	—	—	—	—

Adjusted EBITDA	$(3,364)	$(1,787)	$(2,497)	$(5,857)	$(6,890)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals and a comprehensive database of real estate information and local insights. In the year ended December 31, 2012, we had 23.1 million monthly unique visitors, and as of December 31, 2012, we had more than 390,000 active real estate professionals, 24,443 of which were paying subscribers in our marketplace. Our large, continually refreshed, and searchable database contains more than 112 million properties, including 4.1 million homes for sale and rent. We supplement listings data with local information on schools, crime and neighborhood amenities to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 7 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, Kindle, and Windows 8 applications and also provide tailored mobile experiences, such as GPS-based search.

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

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the following key business metrics:

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. If an individual accesses our website or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the year ended December 31, 2012, the number of monthly unique visitors increased to 23.1 million from 14.8 million in the year ended December 31, 2011, a 56% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products and the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•

Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in the monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the year ended December 31, 2012, the number of mobile monthly unique visitors increased to 5.1 million from 2.1 million in the year ended December 31, 2011, a 143% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through our website or mobile applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the year ended December 31, 2012, new contributions to user-generated content increased by 3.1 million contributions, and we now have over 7 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to our marketplace. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of December 31, 2012, we had 24,443 total subscribers, a 45% increase from 16,849 total subscribers as of December 31, 2011. We attribute this growth to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•

Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace, and we monitor changes in this metric to measure the effectiveness of our marketplace monetization strategy. In the year ended December 31, 2012, our average monthly revenue per subscriber increased to $156 from $110 in the year ended December 31, 2011, a 42% increase. We have been able to increase our average monthly revenue per subscriber by launching new products to sell to existing customers, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for our products. While the average monthly revenue per subscriber has increased and may continue to increase in absolute dollars period-over-period, the rate of increase has slowed and we expect that the rate of increase may continue to slow as the average monthly revenue per subscriber increases. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of our larger subscriber base and the resulting challenge associated with achieving higher growth rates. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Year Ended December 31,
	2012	2011	2010
Monthly unique visitors (in thousands)	23,145	14,776	7,935
Mobile monthly unique visitors (in thousands)	5,090	2,088	484
New contributions to user-generated content (in thousands)	3,050	1,991	1,386
Total subscribers (at period end)	24,443	16,849	10,070
Average monthly revenue per subscriber ($)	156	110	80

Components of Statements of Operations

Revenue

Our revenue is comprised of marketplace revenue and media revenue.

Marketplace Revenue. Marketplace revenue primarily consists of our fixed-fee subscription products. We currently provide two sets of products to real estate professionals on a subscription basis. The first set of products, which include Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to this product based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on the location and the percentage of market share purchased. We price Trulia Local Ads and Trulia Mobile Ads subscriptions similarly based on geography, the share of a market, and demand. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for subscriptions to this service at a fixed monthly price for periods that generally range from one month to 12 months. We recognize our subscription revenue ratably over the term of the subscription.

Media Revenue. We derive media revenue from sales of display advertisements to real estate advertisers, such as home improvement companies and mortgage lenders. We also derive media revenue from sales of display advertisements to leading consumer brands, such as home furnishings, cable, and automotive companies. Our media products enable our customers to display advertisements to promote their brand on our website and mobile website, m.trulia.com. Pricing is based on advertisement size and position on our web page, and fees are billed monthly, based on a per impressions or a per click basis. Impressions are the number of times an advertisement is loaded on our web page, and prices are measured on a cost per thousand, or CPM, basis. Clicks are the number of times users click on an advertisement, and prices are measured on a cost per click, or CPC, basis. CPC is based on the number of times a user clicks an advertisement. This media revenue is recognized in the periods the clicks or impressions are delivered. Our media revenue is generated primarily through advertisements placed on our website, although we do generate some media revenue from display advertising on our mobile website. We price display advertisements on our mobile website on a per-impression basis. We also ran one display advertising campaign for an advertiser in November and December 2011 on our iPad mobile application, and we may offer display advertising on our other mobile applications in the future. We do not currently generate any media revenue from our mobile applications. As our mobile web pages offer less space on which to display advertising, a shift in user traffic from our website to mobile products could decrease our advertising inventory and negatively affect our media revenue. We do not believe that we have experienced a shift in user traffic from our website to our mobile applications, as our monthly unique visitors and mobile monthly unique visitors each continued to grow at a rapid pace.

Cost and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of expenses related to operating our website and mobile applications, including those associated with the operation of our data center, hosting fees, customer service related headcount expenses including salaries, bonuses, benefits and stock-based compensation expense, licensed content, credit card processing fees, third-party contractor fees, and allocated overhead.

Technology and Development. Technology and development expenses consist primarily of headcount related expenses including salaries, bonuses, benefits and stock-based compensation expense, third-party contractor fees, and allocated overhead primarily associated with developing new technologies. Technology and development also includes amortization expenses related to capitalized costs from internal and external development activities for our marketplace. We expect our technology and development expenses to increase in absolute dollars as we continue to invest in the development of our products.

Sales and Marketing. Sales and marketing expenses consist primarily of headcount-related expenses including salaries, bonuses, commissions, benefits and stock-based compensation expense for sales, customer service, marketing, and public relations employees and third-party contractor fees. Sales and marketing expenses also include other sales expenses related to promotional and marketing activities, and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars as we hire additional employees to expand our sales force and to support our direct marketing initiatives.

General and Administrative. General and administrative expenses consist primarily of headcount related expenses including salaries, bonuses, and benefits and stock-based compensation expense for executive, finance, accounting, legal, human resources, recruiting, and administrative support personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars as we expand our financial, accounting, and legal personnel and resources to support our public reporting requirement.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalent and short-term investment balances.

Interest Expense

Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 6 of our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information about our long-term debt and Note 7 for more information about our capital lease obligations.

Change in Fair Value of Warrant Liability

Change in the fair value of the warrant liability includes charges from the remeasurement of our preferred stock warrant liability on a mark-to-market basis as of each period end. These preferred stock warrants became warrants to purchase common stock upon the completion of our IPO, at which time the warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. See Note 9 of the audited financial statements included elsewhere in this Annual Report on Form 10-K for more information about our preferred stock warrants.

Provision for Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred losses to date. We currently have federal and state net operating loss carryforwards of $43.4 million and $43.7 million, which expire at various dates beginning in 2025 and 2015, respectively. See Note 12 of our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information about our provision for income taxes.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collection is reasonably assured. We consider a signed agreement, a binding insertion order, or other similar documentation reflecting the terms and conditions under which products will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Our revenue includes marketplace revenue and media revenue. Marketplace revenue consists primarily of subscription revenue, which is recognized ratably over the term of the subscription. Media revenue consists primarily of advertisement sales, which is recognized in the periods the clicks or impressions are delivered.

We also enter into arrangements with customers that include combinations of cost per thousand impressions, or CPM, media placement, cost per click, or CPC, media placements, and subscription products. Beginning on January 1, 2011, we adopted new authoritative guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, we allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence, or VSOE, if available; (ii) third-party evidence, or TPE, if VSOE is not available, and (iii) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

VSOE- We determine VSOE based on our historical pricing and discounting practices for the specific product when sold separately. In determining VSOE, we require that a substantial majority of the standalone selling prices for these products fall within a reasonably narrow pricing range. For certain subscription products, we have been able to establish VSOE.

TPE- When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of our products cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

BESP- When we are unable to establish selling price using VSOE or TPE, we use BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price which we would transact a sale if the service were sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for CPM media placements, CPC media placements, and certain subscription products, we determine BESP for these deliverables based on the following:

•

The list price represents a component of our go-to-market strategy established by senior management. Our list prices are based on the features of the products offered. These features, which consist of the size and placement of the advertisements on our website, impact the list prices which vary depending on the specifications of the features. In addition, the list prices are impacted by market conditions, including the conditions of the real estate market and economy in general, and our competitive landscape; and

•	Analysis of our selling prices for these deliverables.

We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. To assist with the estimate, our management considers certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any goodwill impairments since our inception.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We have not recognized any impairment of long-lived assets to date.

Product Development Costs

Costs incurred in connection with the development of our marketplace are accounted for as follows: all costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Certain costs incurred in the application development stage of a new product or projects to provide significant additional functionality to existing products are capitalized if certain criteria are met. Maintenance and enhancement costs are typically expensed as incurred. Such costs are amortized on a straight-line basis over the estimated useful lives of the related assets, which was estimated to be two years. Amortization expense is included in technology and development expense in the statements of operations.

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. For the stock options we estimate the grant date fair value, and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. For the restricted stock units, the grant date fair value equals the market value of the underlying stock. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

The fair value of the awards granted during the years ended December 31, 2010, 2011 and 2012 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	5.5	5.5	5.5
Expected volatility	53%	55%	55%
Risk-free interest rate	0.9%	1.9%	1.7%
Dividend rate	0%	0%	0%

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We estimate the expected term of the options based on a study of publicly traded industry peer companies and the historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the stock-based awards;

•

Expected volatility. The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the stock-based awards. We use this method because we have limited information on the volatility of our common stock because of our short trading history. When making the selections of our comparable industry peers to be used in the volatility calculation, we considered the size, operational and economic similarities to our principle business operations;

•

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal the expected term of the stock-based awards; and

•	Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future stock-based compensation expense.

Income Taxes

We account for our income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities as well as any valuation allowance to be recorded against a deferred tax asset.

Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the resolution of potential tax audits could significantly impact the amounts provided for income taxes in our financial statements.

Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and, estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Since inception, we have incurred operating losses, and accordingly, we have not recorded significant provisions for income taxes for any of the periods presented. We do not expect any significant changes until we are no longer incurring losses.

We have provided a full valuation allowance for net operating losses, credits, and other deferred tax assets for federal and state income tax purposes. A valuation allowance is provided when based upon the available evidence management concludes that it is more likely than not that some portion of the deferred tax assets will not be realized. We maintained a full valuation allowance as of December 31, 2012 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. As of December 31, 2012, we had federal and state net operating loss carry forwards of $43.4 million and $43.7 million. The federal net operating loss carry forward will expire at various dates beginning in 2025, if not utilized. If not used, the state net operating loss carry forward will expire at various dates beginning in the 2015.

Recently Issued and Adopted Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level III fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. We early adopted this guidance on January 1, 2012, retrospectively. During the years ended December 31, 2012, 2011 and 2010, we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of this accounting standard update did not have any material impact on operating results or financial position.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Statement of Operations Data:
Revenue	$68,085	$38,518	$19,785
Cost and operating expenses: (1)
Cost of revenue (2)	9,999	5,795	3,657
Technology and development	20,199	14,650	8,803
Sales and marketing	33,747	17,717	8,638
General and administrative	13,659	6,123	2,501

Total cost and operating expenses	77,604	44,285	23,599
Loss from operations	(9,519)	(5,767)	(3,814)
Interest income	50	17	15
Interest expense	(1,016)	(389)	(39)
Change in fair value of warrant liability	(369)	(16)	—

Loss before provision for income taxes	(10,854)	(6,155)	(3,838)
Provision for income taxes	(67)	—	—

Net loss attributable to common stockholders	$(10,921)	$(6,155)	$(3,838)

(1)	Stock-based compensation was allocated as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of revenue	$32	$11	$8
Technology and development	930	482	176
Sales and marketing	398	183	97
General and administrative	1,210	808	73

Total stock-based compensation	$2,570	$1,484	$354

(2) Amortization of product development costs was included in technology and development as follows	$1,108	$708	$366

	Year Ended December 31,
	2012	2011	2010
Percentage of Revenue:
Revenue	100%	100%	100%
Cost and operating expenses:
Cost of revenue	15	15	18
Technology and development	30	38	44
Sales and marketing	49	46	44
General and administrative	20	16	13

Total cost and operating expenses	114	115	119
Loss from operations	(14)	(15)	(19)
Interest income	*	*	*
Interest expense	(2)	(1)	*
Change in fair value of warrant liability	*	*	—

Loss before provision for income taxes	(16)	(16)	(19)
Provision for income taxes	—	—	—

Net loss attributable to common stockholders	(16)%	(16)%	(19)%

*	Less than 0.5% of revenue.

Comparison of the Years Ended December 31, 2012, 2011, and 2010

Revenue

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(In thousands)
Revenue	$68,085	$38,518	$19,785	77%	95%

2012 Compared to 2011

Revenue increased to $68.1 million in the year ended December 31, 2012 from $38.5 million in the year ended December 31, 2011, an increase of $29.6 million, or 77%. Marketplace revenue and media revenue represented 67% and 33%, respectively, of total revenue in the year ended December 31, 2012, compared to 58% and 42%, respectively, of total revenue in the year ended December 31, 2011. The increase in total revenue was attributable to the significant growth of our subscriber base, an increase in our unique monthly visitors, and increased prices.

2011 Compared to 2010

Revenue increased to $38.5 million in the year ended December 31, 2011 from $19.8 million in the year ended December 31, 2010, an increase of $18.7 million, or 95%. Marketplace revenue and media revenue represented 58% and 42%, respectively, of total revenue in the year ended December 31, 2011, compared to 47% and 53%, respectively, of total revenue in the year ended December 31, 2010. The increase in marketplace revenue as a percentage of total revenue was the result of significant growth in our subscription business, driven by increases in total subscribers and average monthly revenue per subscriber, which outpaced the growth of our advertising business.

During the years ended December 31, 2012, 2011, and 2010, we recognized marketplace revenue and media revenue as follows:

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010 (1)
	(In thousands)
Marketplace revenue	$45,475	$22,252	$9,358	104%	138%
Media revenue	22,610	16,266	10,427	39%	56%

Total revenue	$68,085	$38,518	$19,785	77%	95%

(1)

For the year ended December 31, 2010, because we had not yet established the fair value for each element, revenue for multiple element arrangements was recognized ratably over the contract term for financial reporting purposes. However, in order to provide added transparency and help facilitate the discussion herein, we have separated marketplace and media revenue based on selling prices, which management has determined to be a reasonable separation methodology.

2012 Compared to 2011

Marketplace revenue increased to $45.5 million in the year ended December 31, 2012 from $22.3 million in the year ended December 31, 2011, an increase of $23.2 million, or 104%. This was primarily attributable to growth in the number of subscribers, price increases, and sales of our mobile subscription product. The overall subscriber base grew by 45% to 24,443 subscribers as of the year ended December 31, 2012 from 16,849 subscribers as of the year ended December 31, 2011. In May 2012, we launched our most significant mobile subscription product for agents, Trulia Mobile Ads, that resulted in an additional $4.4 million of marketplace revenue for the year ended December 31, 2012. Much of the 42% increase in average monthly revenue per subscriber, from $110 in the year ended December 31, 2011 to $156 in the year ended December 31, 2012 was attributable to increased sales and higher pricing for our Trulia Local Ads product as well as sales of our Trulia Mobile Ads product.

Media revenue increased to $22.6 million in the year ended December 31, 2012 from $16.3 million in the year ended December 31, 2011, an increase of $6.3 million, or 39%. This increase was primarily attributable to the strong year over year growth in our average monthly unique visitors from 14.8 million in the year ended December 31, 2011, to 23.1 million in the year ended December 31, 2012, an increase of 57%. We also experienced a significant increase in display advertisement sales to home builders as a result of the improving real estate market. Although there is a correlation between monthly unique visitors and our media revenue, it is not a direct correlation. The growth rate in our monthly unique visitors has outpaced the growth rate of our media revenue, as well as sales of our Trulia Mobile Ads product.

2011 Compared to 2010

Marketplace revenue increased to $22.3 million in the year ended December 31, 2011 from $9.4 million in the year ended December 31, 2010, an increase of $12.9 million, or 138%. This increase in marketplace revenue was primarily attributable to the 67% increase in the number of total subscribers from 10,070 as of December 31, 2010 to 16,849 as of December 31, 2011. This increase in total subscribers resulted in a $5.8 million increase in marketplace revenue during the year ended December 31, 2011 when compared to the year ended December 31, 2010. The increase in marketplace revenue was also partly attributable to a 38% increase in the average monthly revenue per subscriber from $80 in the year ended December 31, 2010 to $110 in the year ended December 31, 2011. This increase in average revenue per subscriber resulted in a $4.9 million increase in marketplace revenue during the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Media revenue increased to $16.3 million in the year ended December 31, 2011 from $10.4 million in the year ended December 31, 2010, an increase of $5.9 million, or 56%. This increase in media revenue was primarily the result of the increase in the number of impressions sold on a CPM or CPC basis as we recognized an increase in overall advertiser demand for our display advertising inventory during the year ended

December 31, 2011. These increases were primarily driven by an increase in our average monthly unique visitors from 7.9 million in the year ended December 31, 2010 to 14.8 million in the year ended December 31, 2011, an increase of 86%.

Cost of Revenue

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(In thousands)
Cost of revenue	$9,999	$5,795	$3,657	73%	58%

2012 Compared to 2011

Cost of revenue increased to $10.0 million in the year ended December 31, 2012 from $5.8 million in the year ended December 31, 2011, an increase of $4.2 million, or 73%. This increase in cost of revenue was primarily the result of a $1.9 million increase in headcount and related benefits due primarily to the growth in sales and expansion of the business overall, and a $1.5 million increase attributable to content license fees, hosting fees, and credit card fees due to higher subscription revenue. Cost of revenue remained at 15% of revenue in the year ended December 31, 2012 and 2011.

2011 Compared to 2010

Cost of revenue increased to $5.8 million in the year ended December 31, 2011 from $3.7 million in the year ended December 31, 2010, an increase of $2.1 million, or 58%. This increase in cost of revenue was primarily the result of a $0.8 million increase in headcount and related benefits due to growth in customer service headcount following the establishment of our new facility in Denver in February 2011 and a $0.3 million increase in our credit card fees, a $0.2 million increase in content license fees, and a $0.4 million increase in hosting fees, due to growth in our subscriptions and additional traffic. Cost of revenue declined to 15% of revenue in the year ended December 31, 2011 from 18% of revenue in the year ended December 31, 2010.

Technology and Development Expenses

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(In thousands)
Technology and development	$20,199	$14,650	$8,803	38%	66%

2012 Compared to 2011

Technology and development expenses increased to $20.2 million in the year ended December 31, 2012 from $14.7 million in the year ended December 31, 2011, an increase of $5.5 million, or 38%. This increase was comprised primarily of a $4.1 million increase in headcount and related benefits, a $0.5 million increase in stock-based compensation expenses, a $0.4 million increase attributable to higher facilities related expenses in the current year due to significant leasehold improvements completed in the year ended December 31, 2012 in our Denver facility, as well an increase in capitalized product development costs. Technology and development expenses decreased to 30% of revenue in the year ended December 31, 2012 from 38% of revenue in the year ended December 31, 2011, reflecting the increase in our revenue.

2011 Compared to 2010

Technology and development expenses increased to $14.7 million in the year ended December 31, 2011 from $8.8 million in the year ended December 31, 2010, an increase of $5.9 million, or 66%. This increase was primarily the result of a $3.4 million increase in headcount and related benefits a $0.3 million increase in stock-based compensation expenses, a $0.6 million increase in equipment and facilities related costs to support the headcount growth, a $0.6 million increase related to additional recruiting and travel expenses, and a $0.3 million increase related to amortization of capitalized product development costs. Technology and development expenses declined to 38% of revenue in the year ended December 31, 2011 from 44% of revenue in the year ended December 31, 2010, reflecting the increase in our revenue.

Sales and Marketing Expenses

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(In thousands)
Sales and marketing	$33,747	$17,717	$8,638	90%	105%

2012 Compared to 2011

Sales and marketing expenses increased to $33.7 million in the year ended December 31, 2012 from $17.7 million in the year ended December 31, 2011, an increase of $16.0 million, or 90%. This increase was primarily the result of a $12.4 million increase in headcount and related benefits associated with the expansion of our sales personnel to support our revenue growth, a $0.2 million increase in stock-based compensation, and a $2.5 million increase in marketing and advertising expenses due to the increased marketing activities for Trulia Mobile Ads. These increases were partially offset by a $1.2 million decrease in external contractor fees as we decreased usage of external contractors and hired more full time employees. Sales and marketing expenses increased to 49% of revenue in the year ended December 31, 2012 from 46% of revenue in the year ended December 31, 2011, due to substantial headcount growth in our sales and marketing function and marketing expense associated with the launch of our Trulia Mobile Ad product in May 2012.

2011 Compared to 2010

Sales and marketing expenses increased to $17.7 million in the year ended December 31, 2011 from $8.6 million in the year ended December 31, 2010, an increase of $9.1 million, or 105%. This increase was primarily the result of a $4.1 million increase in headcount and related benefits, a $2.7 million increase in consulting costs largely for temporary contractors when we opened our new Denver facility, where we subsequently hired to expand our sales team, a $1.0 million increase in facilities related costs, a $0.5 million increase in depreciation due to our growth and a $0.4 million increase in marketing and advertising expenses. Sales and marketing expenses increased to 46% of revenue in the year ended December 31, 2011 from 44% of revenue in the year ended December 31, 2010.

General and Administrative Expenses

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(In thousands)
General and administrative	$13,659	$6,123	$2,501	123%	145%

2012 Compared to 2011

General and administrative expenses increased to $13.7 million in the year ended December 31, 2012 from $6.1 million in the year ended December 31, 2011, an increase of $7.5 million, or 123%. This increase was primarily the result of a $2.9 million increase in headcount and related benefits, a $0.4 million increase in stock-based compensation expenses, a $0.3 million increase in facilities related expenses due to headcount growth, and a $2.5 million increase in the outside accounting services related to our IPO in September 2012. General and administrative expenses increased to 20% of revenue in the year ended December 31, 2012 from 16% of revenue in the year ended December 31, 2011 primarily due to the significant increase in our financial, accounting, and legal headcount and increased expenses for third party service providers to support our transition to being a public reporting company.

2011 Compared to 2010

General and administrative expenses increased to $6.1 million in the year ended December 31, 2011 from $2.5 million in the year ended December 31, 2010, an increase of $3.6 million, or 145%. This increase was primarily the result of a $1.5 million increase in headcount and related benefits, a $0.8 million increase in professional services related to legal, recruiting, and accounting as we scaled our business, and a $0.7 million increase in stock-based compensation expenses. General and administrative expenses increased to 16% of revenue in the year ended December 31, 2011 from 13% in the year ended December 31, 2010.

Interest Expense

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(In thousands)
Interest expense	$1,016	$389	$39	161%	897%

2012 Compared to 2011

Interest expense increased to $1.0 million in the year ended December 31, 2012 from $0.4 million in the year ended December 31, 2011, an increase of $0.6 million, or 161%. The increase is attributable to an incremental interest expense associated with our outstanding indebtedness.

2011 Compared to 2010

Interest expense increased to $0.4 million in the year ended December 31, 2011 from $39,000 in the year ended December 31, 2010. This increase was primarily the result of the incremental interest expense associated with the increased principal amount of our outstanding indebtedness, which increased from $2.0 million as of December 31, 2010 to $9.6 million as of December 31, 2011.

Change in Fair Value of Warrant Liability

	Year Ended December 31,			2012 to 2011 % Change	2011 to 2010 % Change
	2012	2011	2010
	(In thousands)
Change in fair value of warrant liability	$(369)	$(16)	$—	2,206%	N/A

2012 Compared to 2011

Change in fair value of warrant liability increased to ($368,766) in the year ended December 31, 2012 from ($15,938) in the year ended December 31, 2011, an increase of $ 352,828, or 2,206%. This increase is attributable to an increase in the fair value of the warrant to purchase convertible preferred stock. We issued this warrant when a new credit facility was established in September 2011. Upon the first public filing of our registration statement in August 2012, the anti-dilution provisions in this warrant terminated. As a result, the preferred stock warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. Immediately prior to completion of our initial public offering in September 2012, the preferred stock converted to common stock and this warrant to purchase preferred stock converted into a warrant to purchase common stock. Because this warrant no longer contains anti-dilution provisions, this warrant will no longer be remeasured to fair value on an ongoing basis.

Quarterly Results of Operations

The following unaudited quarterly statements of operations data for each of the eight quarters in the year ended December 31, 2012 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$20,554	$18,544	$16,825	$12,162	$11,737	$10,533	$9,302	$6,946
Cost and operating expenses:(1)
Cost of revenue (exclusive of amortization) (2)	2,692	2,615	2,488	2,205	1,794	1,642	1,343	1,016
Technology and development	5,059	5,235	5,259	4,646	4,373	3,626	3,613	3,038
Sales and marketing	10,109	8,441	9,122	6,075	5,429	5,010	4,086	3,192
General and administrative	4,003	3,631	3,054	2,971	1,932	1,660	1,166	1,365

Total cost and operating expenses	21,863	19,922	19,923	15,897	13,528	11,938	10,208	8,611

Loss from operations	(1,309)	(1,378)	(3,098)	(3,735)	(1,791)	(1,405)	(906)	(1,665)
Interest income	26	3	4	3	7	4	3	3
Interest expense	(242)	(268)	(239)	(252)	(254)	(94)	(13)	(28)
Change in fair value of warrant liability	—	(46)	(107)	(216)	(16)	—	—	—

Loss before provision for income taxes	(1,525)	(1,689)	(3,440)	(4,200)	(2,054)	(1,495)	(916)	(1,690)
Provision for income taxes	(67)	—	—	—	—	—	—	—

Net loss attributable to common stockholders	$(1,592)	$(1,689)	$(3,440)	$(4,200)	$(2,054)	$(1,495)	$(916)	$(1,690)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.19)	$(0.49)	$(0.61)	$(0.30)	$(0.22)	$(0.14)	$(0.26)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,328,415	8,805,722	7,017,449	6,882,065	6,772,664	6,720,268	6,579,642	6,552,492

Other Financial Information:
Adjusted EBITDA (3)	$564	$301	$(1,758)	$(2,473)	$(673)	$(400)	$(91)	$(623)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Cost of revenue	$12	$6	$9	$5	$4	$4	$1	$2
Technology and development	301	253	184	192	163	160	100	59
Sales and marketing	122	97	124	55	47	44	42	50
General and administrative	326	437	234	213	129	96	96	487

Total stock-based compensation	$761	$793	$551	$465	$343	$304	$239	$598

(2) Amortization of product development costs was included in technology and development as follows:	$361	$266	$207	$274	$261	$183	$146	$118

(3)

See “Non-GAAP Financial Measures” for more information and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Marketplace revenue	$13,852	$11,890	$11,049	$8,684	$7,299	$6,236	$5,053	$3,664
Media revenue	6,702	6,654	5,776	3,478	4,438	4,297	4,249	3,282

Total revenue	$20,554	$18,544	$16,825	$12,162	$11,737	$10,533	$9,302	$6,946

	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Percentage of Revenue:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	13	14	15	18	15	16	14	15
Technology and development	25	28	31	38	37	34	39	44
Sales and marketing	49	46	54	50	46	48	44	46
General and administrative	19	20	18	24	16	16	13	20

Total cost and operating expenses	106	107	118	131	115	113	110	124
Loss from operations	(7)	(7)	(18)	(31)	(15)	(13)	(10)	(24)
Interest income	*	*	*	*	*	*	*	*
Interest expense	(1)	(1)	(1)	(2)	(2)	(1)	*	*
Change in fair value of warrant liability	—	*	(1)	(2)	*	*	*	—

Loss before provision for income taxes	(8)	(9)	(20)	(35)	(18)	(14)	(10)	(24)
Provision for income taxes	*	—	—	—	—	—	—	—

Net loss attributable to common stockholders	(8)%	(9)%	(20)%	(35)%	(18)%	(14)%	(10)%	(24)%

*	Less than 0.5% of revenue

Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated below. See the section titled “Selected Financial and Other Data” for the detailed reconciliation to our net loss and for more information on our use and the limitations of Adjusted EBITDA as a measure of our financial performance.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Net loss attributable to common stockholders	$(1,592)	$(1,689)	$(3,440)	$(4,200)	$(2,054)	$(1,495)	$(916)	$(1,690)
Non-GAAP adjustments:
Interest income	(26)	(3)	(4)	(3)	(7)	(4)	(3)	(3)
Other expense	242	268	239	252	254	94	13	28
Depreciation and amortization	1,112	886	789	797	775	701	576	444
Change in fair value of warrant liability	—	46	107	216	16	—	—	—
Stock-based compensation	761	793	551	465	343	304	239	598
Provision for income taxes	67	—	—	—	—	—	—	—

Adjusted EBITDA	$564	$301	$(1,758)	$(2,473)	$(673)	$(400)	$(91)	$(623)

Liquidity and Capital Resources

As of December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $100.0 million which consists of bank deposits and money market funds. On September 25, 2012, we completed our IPO pursuant to which we sold 5,900,000 shares of our common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $17.00 per share, resulting in net proceeds to us of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 1,000,000 shares were sold by certain selling stockholders. We did not receive any proceeds from sales by the selling stockholders. Prior to the IPO, our operations were financed primarily by the net proceeds of $32.6 million from the sales of shares of our convertible preferred stock and $15.2 million in proceeds from the issuance of indebtedness. As of December 31, 2012, we had $9.8 million of outstanding debt from a credit facility, which reflects a debt discount of $241,000.

We have incurred cumulative losses of $47.1 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

In September 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the credit facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. The indebtedness we incurred under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. As of December 31, 2012, we had drawn $10.0 million in term loans under the credit facility. Our ability to draw additional funds under the credit facility expired on December 31, 2012.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash provided by (used in) operating activities	$4,153	$1,132	$(1,120)
Cash used in investing activities	(1,970)	(6,638)	(3,479)
Cash provided by financing activities	90,793	8,152	1,407

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2012 was $4.2 million. The primary component of our cash flows during the year ended December 31, 2012 was our net loss of $10.9 million. The cash flows from our net loss were more than offset by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $3.6 million for depreciation and amortization of our property and equipment, $2.6 million for stock-based compensation, and $0.4 million for the fair value remeasurement of the preferred stock warrant liability. We also recognized changes in operating assets and liabilities which provided $8.3 million of cash from operating activities. Of this $8.3 million, $1.0 million related to an accrued withholding tax from stock options exercise collected from a former employee, which we remitted to the appropriate tax authorities after December 31, 2012. The primary driver of the changes in our operating assets and liabilities was an $8.5 million increase in deferred revenue due to the increase in the number of total subscribers and average monthly revenue per subscriber during the year. Changes in our operating assets and liabilities were also affected by an increase in accrued liabilities in the amount of $1.8 million, due primarily to the overall growth in our business during the year; increases in accrued compensation and benefits of $2.5 million due to the growth in our headcount, an increase in accounts receivable of $2.5 million, primarily due to our revenue growth but also to timing of collections; and increases in prepaid expenses and other current assets of $0.9 million mainly due to expansion of our facilities in Denver and overall growth in our business.

Cash provided by operating activities for the year ended December 31, 2011 was $1.1 million. The primary component of our cash flows during the year ended December 31, 2011 was our net loss of $6.2 million. The cash flows from our net loss were more than offset by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $2.5 million for depreciation and amortization of our property and equipment, $1.5 million for stock-based compensation, and $0.2 million provision for doubtful accounts. We also recognized changes in operating assets and liabilities which provided $3.0 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $3.0 million increase in deferred revenue due to the increase in the number of total subscribers and average monthly revenue per subscriber during the year. Changes in our operating assets and liabilities were also significantly affected by an increase in accounts receivable of $1.4 million, primarily due to our revenue growth but also to timing of certain payments related to generally slower collections during the year. Changes in our operating assets and liabilities were also affected by increases in accrued compensation and benefits of $0.7 million and deferred rent of $0.7 million due to the growth in our headcount and expanded facilities during the year. Changes in our operating assets and liabilities were also affected by an increase in accounts payable and accrued liabilities in the amount of $0.4 million, due primarily to the overall growth in our business during the year.

Cash used in operating activities for the year ended December 31, 2010 was $1.1 million. The primary component of our cash flows during the year ended December 31, 2010 was our net loss of $3.8 million. The cash flows from our net loss were partially offset by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $1.0 million for depreciation and amortization of our property and equipment, $0.4 million for stock-based compensation, and $0.1 million for provision for doubtful accounts. We also recognized changes in operating assets and liabilities which provided $1.3 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $1.3 million increase in deferred revenue due to the increase the number of total subscribers and average monthly revenue per subscriber during the year. Changes in our operating assets and liabilities were also significantly affected by increases in accrued compensation and benefits in the amount of $0.7 million and accounts receivable of $0.7 million due primarily to our growth in headcount and revenue, respectively, during the year. Changes in our operating assets and liabilities were also affected by an increase in deferred rent of $0.4 million due primarily to the growth of our business during the year and by an increase in accounts payable and accrued liabilities of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2012 was primarily related to the maturity of short-term investments in the amount of $4.3 million, which was more than offset by the acquisition of property and equipment in the amount of $5.5 million.

Historically, cash used in investing activities was primarily related to the acquisition of property and equipment and patents, which amounted to $4.8 million and $2.6 million for the years ended December 31, 2011 and 2010. Cash used in investing activities was also attributable to the increases in our restricted cash and deposit balance of $2.2 million and $2.1 million in the years ended December 31, 2011 and 2010.

Cash Flows from Financing Activities

Cash flows from financing activities for the year ended December 31, 2012 of $90.8 million was comprised of net proceeds of $89.4 million from our IPO in September 2012 and proceeds of $1.7 million from the exercise of stock options, partially offset by $0.3 million of capital lease payments.

Cash provided by financing activities for the year ended December 31, 2011 of $8.2 million was primarily comprised of proceeds of $12.0 million from additional borrowings and $0.4 million from exercise of stock options, which were partially offset by $4.2 million of capital lease and long-term debt repayments.

Cash provided by financing activities for the year ended December 31, 2010 of $1.4 million was primarily comprised of proceeds of $2.1 million from additional borrowings which were partially offset by $0.8 million of capital lease and long-term debt repayments.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$2,800	$7,200	$—	$—	$10,000
Interest on long-term debt (1)	679	505	—	—	1,184
Operating leases (2)	2,528	2,662	—	—	5,190
Capital leases	225	16	—	—	241

Total contractual obligations	$6,232	$10,383	$—	$—	$16,615

(1)

The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75% or 6% for the first tranche, and a rate equal to the greater of the prime rate plus 5.5% or 8.75% for the second and third tranches.

(2)	Operating leases include total future minimum rent payments under noncancelable operating lease agreements.

We had unrecognized tax benefits in the amount of $20,000 as of December 31, 2012 related to uncertain tax positions. However, there is uncertainty regarding when these liabilities will require settlement so these amounts were not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Segment Information

We have one business activity and operate in one reportable segment.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $100.0 million as of December 31, 2012, which consists of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $9.8 million as of December 31, 2012, of which $2.7 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates ranging from 6.0% to 8.75%.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is variable. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trulia, Inc.

San Francisco, California

We have audited the accompanying balance sheets of Trulia, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trulia, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 3, 2013

TRULIA, INC.

Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,017	$7,041
Short-term investments	—	4,300
Accounts receivable, net of allowance for doubtful accounts of $142 and $80 as of December 31, 2012 and 2011, respectively	6,095	3,715
Prepaid expenses and other current assets	1,413	524

Total current assets	107,525	15,580
Restricted cash	385	—
Property and equipment, net	7,069	5,548
Goodwill	2,155	2,155
Other assets	1,830	912

TOTAL ASSETS	$118,964	$24,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$525	$1,335
Accrued liabilities	2,916	1,505
Accrued compensation and benefits	4,500	2,042
Deferred revenue	13,296	4,827
Deferred rent, current portion	444	387
Capital lease liability, current portion	217	292
Long-term debt, current portion	2,665	730
Other current liabilities	330	297

Total current liabilities	24,893	11,415
Deferred rent, net of current portion	407	638
Capital lease liability, net of current portion	16	156
Long-term debt, net of current portion	7,094	8,862
Other long-term liabilities	20	85

Total liabilities	32,430	21,156

Commitments and contingencies (NOTE 7)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, par value of $0.000033 per share, issuable in Series A, B, C and D, no shares and 42,897,601 shares authorized as of December 31, 2012 and 2011; no shares and 14,161,444 shares issued and outstanding as of December 31, 2012 and 2011; aggregate liquidation preferences of nil and $33,609 as of December 31, 2012 and 2011	—	—
Preferred stock, par value of $0.00001 per share as of December 31, 2012, 20,000,000 and zero shares authorized as of December 31, 2012 and 2011; no shares issued or outstanding as of December 31, 2012 and 2011	—	—
Common stock, par value of $0.00001 and $0.000033 per share as of December 31, 2012 and 2011, 1,000,000,000 and 77,200,000 shares authorized as of December 31, 2012 and 2011; 27,552,818 and 6,919,892 shares issued as of December 31, 2012 and 2011, respectively; 27,552,818 and 6,919,892 shares outstanding as of December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	133,659	39,243
Accumulated deficit	(47,125)	(36,204)

Total stockholders’ equity	86,534	3,039

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,964	$24,195

See accompanying notes to financial statements.

TRULIA, INC.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$68,085	$38,518	$19,785
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	9,999	5,795	3,657
Technology and development	20,199	14,650	8,803
Sales and marketing	33,747	17,717	8,638
General and administrative	13,659	6,123	2,501

Total cost and operating expenses	77,604	44,285	23,599
Loss from operations	(9,519)	(5,767)	(3,814)
Interest income	50	17	15
Interest expense	(1,016)	(389)	(39)
Change in fair value of warrant liability	(369)	(16)	—

Loss before provision for income taxes	(10,854)	(6,155)	(3,838)
Provision for income taxes	(67)	—	—

Net loss attributable to common stockholders	$(10,921)	$(6,155)	$(3,838)

Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.92)	$(0.64)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	12,538,769	6,657,045	6,016,550

See accompanying notes to financial statements.

TRULIA, INC.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2010	14,161,444	$—	5,821,121	$—	$34,473	$(26,211)	$8,262
Issuance of common stock related to acquisition of Movity, Inc.	—	—	542,689	—	2,218	—	2,218
Issuance of common stock warrants in exchange for services	—	—	—	—	16	—	16
Exercise of common stock options	—	—	255,581	—	113	—	113
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	371	—	371
Net loss and total comprehensive loss	—	—	—	—	—	(3,838)	(3,838)

Balance—December 31, 2010	14,161,444	—	6,619,391	—	37,191	(30,049)	7,142
Issuance of common stock warrants in exchange for services	—	—	—	—	93	—	93
Exercise of common stock options	—	—	287,766	—	408	—	408
Exercise of common stock warrants	—	—	12,735	—	45	—	45
Stock-based compensation expense related to options granted to employees	—	—	—	—	1,506	—	1,506
Net loss and total comprehensive loss	—	—	—	—	—	(6,155)	(6,155)

Balance—December 31, 2011	14,161,444	—	6,919,892	—	39,243	(36,204)	3,039
Issuance of common stock in connection with initial public offering net of offering costs	—	—	5,900,000		89,447	—	89,447
Conversion of convertible preferred stock to common stock in connection with initial public offering	(14,161,444)	—	14,161,444	—	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	666	—	666
Exercise of common stock options	—	—	541,445	—	1,681	—	1,681
Exercise of common stock warrant	—	—	33,380	—	—	—	—
Shares returned from escrow related to acquisition of Movity, Inc.	—	—	(3,343)	—	(14)	—	(14)
Stock-based compensation expense related to options granted to employees	—	—	—	—	2,636	—	2,636
Net loss and total comprehensive loss	—	—	—	—	—	(10,921)	(10,921)

Balance—December 31, 2012	—	$—	27,552,818	$—	$133,659	$(47,125)	$86,534

See accompanying notes to financial statements.

TRULIA, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,921)	$(6,155)	$(3,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,585	2,496	963
Stock-based compensation	2,570	1,484	354
Provision for doubtful accounts	95	176	82
Issuance of common stock warrants in exchange for services	—	93	16
Change in fair value of warrant liability	369	16	—
Amortization of debt discount	167	38	—
Amortization of debt issue cost	30	10	—
Changes in operating assets and liabilities:
Accounts receivable	(2,475)	(1,427)	(736)
Prepaid expenses and other current assets	(889)	(286)	(71)
Other assets	(13)	(168)	(487)
Accounts payable	(864)	336	428
Accrued liabilities	1,811	100	(126)
Accrued compensation and benefits	2,458	666	657
Deferred rent	(174)	651	374
Deferred revenue	8,469	3,017	1,264
Other long-term liabilities	(65)	85	—

Net cash provided by (used in) operating activities	4,153	1,132	(1,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from acquisition of Movity, Inc.	—	—	904
Increase in restricted cash and deposits	(764)	(2,200)	(2,100)
Decrease in restricted cash	—	4,645	345
Reclass from restricted cash to short-term investments	—	(4,300)	—
Maturities of short-term investments	4,300	—	—
Purchases of property and equipment	(5,506)	(4,783)	(2,628)

Net cash used in investing activities	(1,970)	(6,638)	(3,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	93,279	—	—
Payments of costs related to initial public offering	(3,832)	—	—
Proceeds from long-term debt	—	12,035	2,100
Repayment of notes payable	—	(110)	—
Repayments on long-term debt	—	(4,045)	(772)
Repayments on capital lease liability	(334)	(181)	(34)
Proceeds from exercise of stock options	1,680	408	113
Proceeds from exercise of common stock warrants	—	45	—

Net cash provided by financing activities	90,793	8,152	1,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,976	2,646	(3,192)
CASH AND CASH EQUIVALENTS—Beginning of period	7,041	4,395	7,587

CASH AND CASH EQUIVALENTS—End of period	$100,017	$7,041	$4,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$791	$263	$38

Cash paid for income taxes	$4	$10	$11

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock warrants in connection with debt financing	$—	$281	$—

Common stock issued in connection with the acquisition of Movity, Inc	$—	$—	$2,218

Stock-based compensation capitalized in product development costs	$66	$22	$17

Purchase of equipment under capital leases	$119	$439	$155

Net change related to purchase of equipment in accounts payable and accrued liabilities	$54	$(584)	$699

Conversion of preferred stock warrants to common stock warrants	$666	$—	$—

See accompanying notes to financial statements.

TRULIA, INC.

Notes to Financial Statements

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

Initial Public Offering

In September 2012, the Company completed an initial public offering (“IPO”) in which the Company sold 5,900,000 shares of its common stock, which included 900,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $17.00 per share. In addition, another 1,000,000 shares were sold by certain selling stockholders. The Company received net proceeds of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO. The Company did not receive any proceeds from sales by the selling stockholders. Immediately prior to the completion of the IPO, all shares of the then-outstanding convertible preferred stock automatically converted into an aggregate of 14,161,444 shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase up to 120,961 shares of common stock.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations, or cash flows: ability to obtain additional financing; advances and trends in new technologies and industry standards; changes in certain strategic relationships or customer relationships; market acceptance of the Company’s products; development of sales channels; loss of significant customers; litigation or other claims against the Company; the hiring, training, and retention of key employees; and new product introductions by competitors.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk and Credit Evaluations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company deposits its cash and cash equivalents and short-term investments with major financial institutions that management believes are of high credit quality; however, at times, balances exceed federally insured limits.

The Company’s accounts receivable are derived from customers in the United States of America. The Company does not require its customers to provide collateral to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated credit losses. Actual credit losses may differ from the Company’s estimates. No customer represented 10% or more of total revenue during the years ended December 31, 2012, 2011, and 2010. One customer accounted for 10.4% of the Company’s gross accounts receivable as of December 31, 2012, no customer accounted for 10% of accounts receivable as of December 31, 2011.

Revenue Recognition

The Company’s revenue is derived from selling subscription products to real estate professionals and from display advertising sold to brand advertisers that operate in the real estate ecosystem. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. The Company considers a signed agreement, a binding insertion order or other similar documentation reflecting the terms and conditions under which products will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company does not request collateral from its customers.

The Company’s revenues include marketplace revenue and media revenue.

Marketplace revenue consists primarily of subscription-based revenue. The fixed-fee subscription-based revenue is recognized ratably over the period the service is provided.

Media revenue primarily consists of advertising sales on a cost per thousand impressions (“CPM”) or cost per click (“CPC”) basis to advertisers. The Company recognizes these revenues in the period the clicks or impressions are delivered to the client.

Multiple-Element Arrangements

The Company enters into arrangements with customers that include combinations of CPC media placements, CPM media placements, and subscription products.

For the year ended December 31, 2010, because the Company had not yet established the fair value for each element, advertising revenue was recognized ratably over the contract term.

Beginning on January 1, 2011, the Company adopted new authoritative guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, the Company allocates arrangement consideration in multiple-

element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE- The Company determines VSOE based on its historical pricing and discounting practices for the specific product when sold separately. In determining VSOE, the Company requires that a substantial majority of the standalone selling prices for these products fall within a reasonably narrow pricing range. For certain subscription products, the Company has been able to establish VSOE.

TPE- When VSOE cannot be established for deliverables in multiple-element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of the products cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor selling prices are on a standalone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP- When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service was sold regularly on a standalone basis. As the Company has not been able to establish VSOE or TPE for CPM media placements, CPC media placements, and certain subscription products, the Company determines BESP for these deliverables based on the following:

•

The list price represents a component of the go-to-market strategy established by senior management. The Company’s list prices are based on the features of the products offered. These features, which consist of the size and placement of the advertisements on the Company’s website, impact the list prices which vary depending on the specifications of the features. In addition, the list prices are impacted by market conditions, including the conditions of the real estate market and economy in general, and the Company’s competitive landscape; and

•	Analysis of the Company’s selling prices for these deliverables.

The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the products as they are delivered assuming all other revenue recognition criteria are met.

Cost of Revenue

Cost of revenue consists primarily of expenses related to operating the Company’s website and mobile applications, including those associated with the operation of the Company’s data center, hosting fees, customer service related headcount expenses including salaries, bonuses, benefits and stock-based compensation expense, licensed content, credit card fees, third-party contractor fees and other allocated overhead.

Technology and Development

Costs to research and develop the Company’s products are expensed as incurred. These costs consist primarily of technology and development headcount related expenses including salaries, bonuses, benefits and stock-based compensation expense, third party contractor fees and allocated overhead primarily associated with developing new technologies. Technology and development also includes amortization of capitalized costs (“product development costs”) associated with the development of the Company’s marketplace.

Product Development Costs

Product development costs include costs related to the development of the Company’s marketplace which is inclusive of costs related to the development of the Company’s delivery points, the website and mobile applications. Product development costs are accounted for as follows: all costs incurred in the preliminary project and post-implementation stages are expensed as incurred while certain costs incurred in the application development stage of a new product or projects to provide significant additional functionality to existing products are capitalized if certain criteria are met. Maintenance and enhancement costs are typically expensed as incurred. The Company capitalized costs associated with product development of $2.5 million, $1.3 million and $851,000 during the years ended December 31, 2012, 2011, and 2010, respectively, and recorded related amortization expenses of $1.1 million, $708,000 and $366,000 during the years ended December 31, 2012, 2011, and 2010, respectively. The net book value of capitalized product development costs was $2.0 million and $1.1 million as of December 31, 2012 and 2011, respectively. Such costs are amortized on a straight-line basis over the estimated useful lives of the related assets, which has been estimated to be two years. Amortization expense is included in technology and development in the statements of operations.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying statements of operations. The Company’s advertising expenses were $2.6 million, $459,000 and $127,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

Stock-Based Compensation

The Company recognizes compensation costs related to stock options and restricted stock units granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The Company estimates the grant date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

The Company accounts for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees are remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the statement of operations during the period the related services are rendered.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and the tax bases of assets and liabilities using enacted tax rates that are expected to be in effect when the differences are expected to reverse. A valuation allowance is established to reduce net deferred tax assets to amounts that are more likely than not to be realized.

The Company accounts for uncertainty in tax positions recognized in the financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense.

Comprehensive Loss

During the years ended December 31, 2012, 2011, and 2010, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Net Loss per Share Attributable to Common Stockholders

The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Immediately prior to the completion of the Company’s IPO in September 2012, all shares of outstanding preferred stock automatically converted into 14,161,444 shares of common stock. In addition, the Company’s outstanding preferred stock warrants converted into 56,504 common stock warrants. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the time of acquisition. As of December 31, 2012 and 2011, cash equivalents consisted of money market funds. All credit card and debit card transactions that process within one business day are also classified as cash and cash equivalents. The amounts due from third party merchant processors for these transactions classified as cash totaled $135,000 and $207,000 as of December 31, 2012 and 2011, respectively.

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with maturities of 12 months or less from the balance sheet date. Short-term investments are reported at cost, which approximates fair value, as of each balance sheet date.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. Accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet their financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off accounts receivable against the allowance when it determines the balance is uncollectible and no longer actively pursues collection of the receivable. Write-offs of accounts receivable to bad debt expense were $95,000, $176,000 and $82,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

Restricted Cash

Restricted cash consists of certificates of deposit held as collateral at a financial institution related to a property lease in the name of the Company, and to insure the corporate credit card spending. These certificates of deposit have contractual maturities of 12 months or less. The balance of the restricted cash was $385,000 and nil as of December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are initially recorded at cost and depreciated using a straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred. The useful lives of the Company’s property and equipment are as follows:

Computer equipment	2 to 3 years
Office equipment, furniture and fixtures	3 years
Capitalized product development costs	2 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Depreciation expense of assets acquired through capital leases is included in depreciation and amortization expense in the statements of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected December 1 as the date to perform its annual impairment test. In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company was not required to perform the second step of the goodwill impairment test during the years ended December 31, 2012 or 2011. There was no impairment of goodwill recorded for the years ended December 31, 2012 or 2011.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset. To date, the Company believes that no such impairment has occurred.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. The carrying value of the restricted cash approximates its fair value due to the short period of time to maturity. The carrying amount of the Company’s preferred stock warrants represent their fair value. Long-term debt is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level I assets and liabilities and Level III liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents and certificates of deposit that are included as short-term investments. Level I liabilities consist of long-term debt. Level III liabilities consist of the preferred stock warrant liability. The fair values of the outstanding preferred stock warrants were measured upon issuance and at each period end using a Monte Carlo model. Inputs used to determine the estimated fair value of the warrant liability include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the underlying stock.

Deferred Revenue

Deferred revenue consists of prepaid but unrecognized subscription revenue, advertising fees received or billed in advance of delivery and for amounts received in instances when revenue recognition criteria has not been met. Deferred revenue is recognized when all revenue recognition criteria have been met.

Preferred Stock Warrant Liability

The Company’s warrants to purchase convertible preferred stock were classified as liabilities and recorded in other current liabilities within the accompanying balance sheets at fair value upon issuance because these warrants contained certain anti-dilution provisions which required the Company to lower the exercise price of the warrants upon any future down-round financings. Therefore, the warrants were subject to remeasurement to fair value at each balance sheet date, and any change in fair value was recognized in the statements of operations. At the time of issuance, the aggregate fair value of these warrants were determined using a Monte Carlo model. The Company adjusted the liability quarterly for changes in fair value using a Monte Carlo model until the completion of the IPO in September 2012. Upon conversion of the underlying preferred stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital.

Segments

The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information accompanied by information about revenue by product line for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or operating results for levels or components. In addition, the Company’s operation and customers are located only in the United States of America. Accordingly, the Company has a single reporting segment and operating unit structure.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level III fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The Company adopted this standard in January 2012 as reflected in Note 3 of these financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. The Company early adopted this guidance on January 1, 2012, retrospectively. During the years ended December 31, 2012, 2011, and 2010, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of this accounting standard update does not have any material impact on the Company’s results of operations or financial position.

3.     Fair Value Measurements

The Company measures and reports its cash equivalents, short-term investments, restricted cash and preferred stock warrant liability at fair value on a recurring basis. The Company’s cash equivalents and short-term investments are invested in money market funds and certificates of deposit. The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of December 31, 2012
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,681	$—	$—	$6,681
Restricted cash	385	—	—	385

Total financial assets	$7,066	$—	$—	$7,066

	As of December 31, 2011
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,678	$—	$—	$6,678
Certificate of deposit	4,300	—	—	4,300

Total financial assets	$10,978	$—	$—	$10,978

Financial Liabilities:
Preferred stock warrant liability	$—	$—	$297	$297

None of the cash equivalents, short-term investments or restricted cash held by the Company had unrealized losses and there were no realized losses for the years ended December 31, 2012 and 2011. There were no other-than-temporary impairments for these instruments as of December 31, 2012 or 2011. As of December 31, 2011, the contractual maturity of all certificates of deposit was less than one year.

Level III instruments consisted solely of the Company’s preferred stock warrant liability in which the fair value was measured using a Monte Carlo model. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

Upon completion of the Company’s IPO in September 2012 the preferred stock warrants had converted into common stock warrants and were no longer carried as a liability recorded at fair value at December 31, 2012. The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Fair value—beginning of period	$297	$—
Issuance of preferred stock warrants	—	281
Change in fair value of Level III financial liabilities	369	16
Reclassification of warrant liability to stockholders’ equity	(666)	—

Fair value—end of period	$—	$297

The gains and losses from remeasurement of Level III financial liabilities are recorded through the change in fair value of warrant liability in the statements of operations.

4.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2012	2011
Computer equipment	$6,078	$4,459
Capitalized product development costs	3,230	2,998
Furniture and fixtures	974	630
Leasehold improvements	2,314	2,041
Software	11	—
Equipment not yet in service	614	—

Total property and equipment, gross	13,221	10,128
Less: accumulated depreciation and amortization	(6,152)	(4,580)

Total property and equipment, net	$7,069	$5,548

As of December 31, 2012 and 2011, property and equipment under capital lease, included within the computer equipment balance above, amounted to $865,000 and $729,000, respectively, with accumulated depreciation of $492,000 and $215,000, respectively. Depreciation and amortization expense during the years ended December 31, 2012, 2011, and 2010 was $3.6 million, $2.5 million and $963,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2012	2011
Legal and professional fees	$767	$326
Marketing expenses	304	162
Interest	102	79
Sales taxes	446	137
Payroll taxes	234	107
Other	1,063	694

Total accrued liabilities	$2,916	$1,505

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of December 31,
	2012	2011
Bonus	$349	$968
Payroll and related expenses	1,978	—
Commissions	1,282	223
Vacation	891	851

Total accrued compensation and benefits	$4,500	$2,042

5.	Movity, Inc. Acquisition

On December 10, 2010, the Company entered into an Agreement of Plan of Merger (“Movity Agreement”) to acquire Movity, Inc. (“Movity”), a privately held geographic data company which was founded in January 2010. The acquisition, which closed on December 10, 2010, allowed the Company to enhance its workforce.

Upon closing of the acquisition, all of the outstanding shares of Movity, including the shares of common stock that were issued by Movity upon closing of the acquisition as a result of the automatic conversion of its convertible promissory note into common stock, were converted into the right to receive a fraction of a share of the Company’s common stock. The Company accounted for the Movity acquisition as a purchase of a business. The Company expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $155,000, during the year ended December 31, 2010. These legal expenses were presented as general and administrative expense in the statement of operations for the year ended December 31, 2010. The total purchase consideration of $2.2 million consisted of issuance of 542,689 shares of the Company’s common stock with fair value of $4.0866 per share. Under the terms of the Movity Agreement, the Company is entitled to withhold 125,461 shares of the total purchase consideration as partial security for indemnification of obligations of Movity’s stockholders. The shares withheld were and will be released as follows: (i) 75% of the shares will be released on the 18-month anniversary of the acquisition date, and (ii) the remaining shares will be released on April 15, 2014. Upon completion of the acquisition, the operations were absorbed by the Company, and Movity ceased to exist as a separate entity. During the year ended December 31, 2012, 3,343 shares were returned from escrow as indemnification from Movity’s stockholders. In addition, the Company also released 75% of the remaining shares, or 91,594 shares, in accordance with the Movity Agreement. As of December 31, 2012, the Company had no claims subject to indemnification by Movity’s stockholders.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash	$904
Property and equipment	13
Current liabilities	(744)
Notes payable	(110)
Goodwill	2,155

Total purchase consideration	$2,218

The excess of the consideration transferred over the fair value assigned to the assets acquired and liabilities assumed was $2.2 million, which represents the goodwill resulting from the acquisition. Goodwill is attributable to technological expertise associated with the acquired assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis on December 1, or sooner if deemed necessary. As of December 31, 2012 and 2011, there was no impairment of goodwill.

Unaudited Pro Forma Combined Information

Supplemental information on an unaudited pro forma basis is presented below for the year ended December 31, 2010 (in thousands):

Pro forma revenue	$19,785
Pro forma loss from operations	(5,648)
Pro forma net loss	(5,647)

The Company did not present comparative information for the year ended December 31, 2009 above as Movity was founded in January 2010. The unaudited pro forma combined financial information includes the results of the Company and Movity as if the acquisition of Movity had occurred as of January 1, 2010. The pro forma information presented does not purport to present what the actual results would have been had the acquisition actually occurred on January 1, 2010, nor is the information intended to project results for any future period. Further, the unaudited pro forma information excludes any benefits that may result from the acquisition due to synergies that were derived from the elimination of duplicative costs. From the acquisition date through December 31, 2010, the Company recognized an immaterial loss from the Movity acquisition in the accompanying statements of operations.

6.	Debt

In September 2008, the Company entered into a term loan agreement with a banking institution for a principal amount of $725,000. The loan carried a variable annual interest rate floating at London Interbank Offered Rate (“LIBOR”) plus 2% and matured in July 2011. In April 2009, the Company repaid the outstanding balance of the loan and concurrently entered into a new loan agreement with the same banking institution for a principal amount of $776,000. The new loan carried the same interest rate as the original loan and the principle was repayable over 27 equal monthly installments. The Company repaid the new loan on its maturity date in July 2011.

From January 2010 through April 2011, the Company entered into several additional loan agreements with the same banking institution for a total principal of $4.3 million. These loans carried variable annual interest rates floating at 1.25 - 2% above LIBOR, were repayable in 31 or 36 equal monthly installments, and had maturity dates from January 2013 through April 2014. In September 2011 when the outstanding principal for these loans was $3.0 million, the Company repaid the loans with the proceeds received from the loan facility agreement discussed immediately below. These loan agreements had prepayment penalties and required additional interest upon prepayment. The Company recognized an immaterial loss upon the repayment of the debt prior to its contractual maturity.

In September 2011, the Company entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. This financial institution was not the same banking institution noted in the preceding paragraph, therefore, the issuance of the Credit Facility did not result in a modification to the prior debt agreements. Under the Credit Facility, the first tranche of $5.0 million was drawn down in full in September 2011 and was used to repay the Company’s outstanding debt. The second tranche of $5.0 million was also drawn down in full in September 2011. The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75% or 6% for the first tranche, and a rate equal to the greater of the prime rate plus 5.5% or 8.75% for the second and third tranches. The loan facility was subject to interest-only payments through September 2012, which was repayable in 30 equal monthly installments of principal and interest after the interest-only period, and had a maturity date of March 2015. However, during the six months ended June 30, 2012, the Company achieved certain financial milestones under the Credit Facility which provided for the extension of: a) the drawdown period from August 2012 to December 2012, b) the beginning of the interest-only period from September 2012 to March 2013, and c) the maturity date from March 2015 to September 2015. On December 31, 2012, the drawdown period for the remaining $10.0 million expired. As of December 31, 2012, there was no unused amount under the Credit Facility.

As of December 31, 2012, the future principal payments on the debt are as follows (in thousands):

Year Ending December 31:	Amounts
2013	$2,800
2014	3,989
2015	3,211

Total payments	10,000
Less debt discount	241

Total debt, net of unamortized discount	9,759
Less current portion	2,665

Noncurrent portion	$7,094

In conjunction with the Credit Facility, the Company issued warrants to purchase up to 120,961 shares of Company stock as follows: (1) shares of Series D convertible preferred stock with an exercise price equal to $8.4738 per share or (2) shares of the next round of preferred stock financing at the per share price for such shares upon drawdown of the entire loan amount. Of this amount, warrants to purchase 56,054 shares of Series D convertible preferred stock became exercisable upon the drawdown of the first and second tranches and have an exercise price of $8.4738 per share. At the time of issuance, the aggregate fair value of these warrants was $281,000. The Company also paid a net facility charge of $165,000 upon drawdown of the first tranche of the loan. The fair value of warrants and net facility charge were recorded as debt discount to be amortized as interest expense over the contractual term of the loan agreement using the effective interest rate method. As a result of the debt discount, the effective interest rate for the Credit Facility differs from the contractual rate. During the years ended December 31, 2012 and 2011, the Company recognized interest expense related to amortization of the debt discount in the amount of $167,000 and $38,000, respectively.

Under the Credit Facility, the Company granted the financial institution a security interest in all of the Company’s assets. If the Company has available cash and marketable securities on hand of at least $20.0 million, the financial institution may release the security interest on the Company’s intellectual property. However, if at any time after release of the intellectual property, the available cash and marketable securities on hand are less than $10.0 million, the Company will grant the financial institution a security interest on its intellectual property.

The Company was in compliance with all covenants under its loan facility agreement as of December 31, 2012 and 2011. The Credit Facility provides certain reporting covenants, among others, relating to delivery of audited financial statements to the financial institution. The agreement also contains covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions.

7.	Commitments and Contingencies

Operating Leases

The Company leases its corporate offices under noncancelable operating leases. Rent expense from the facility leases is recognized on a straight-line basis over the lease term and was $1.6 million, $1.1 million and $611,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, the Company’s minimum payments under the noncancelable operating leases are as follows (in thousands):

Year Ending December 31:	Operating Lease
2013	$2,528
2014	1,949
2015	713

Total minimum lease payments	$5,190

Capital Leases

During the years ended December 31, 2012, 2011, and 2010, the Company entered into various capital lease agreements for certain hardware and equipment for use by the Company and its employees. The lease terms ranged from 24 to 36 months.

The following is a schedule of future minimum lease payments due under the capital lease obligation as of December 31, 2012 (in thousands):

Year Ending December 31:	Capital Lease
2013	$225
2014	16

Total minimum lease payments	241
Less: amount representing interest	8

Present value of minimum lease payments	233
Less: current portion	217

Capital lease liability, net of current portion	$16

Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In July 2011, a non-practicing entity brought suit against Trulia for patent infringement. In September 2011, the Company entered into a license agreement to purchase a license for these patents for $550,000 and, as a result, the claim against the Company was dropped. The agreement also provided for an additional contingent payment of $350,000 if the Company filed its initial Registration Statement with the SEC prior to January 11, 2015 and its shares become publicly listed on either the NASDAQ or NYSE exchanges following the completion of the Company’s IPO. The Company paid the additional contingent payment of $350,000 in October 2012.

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against the Company alleging patent infringement. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend the claims against the Company. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. The Company did not accrue any amounts related to this litigation because the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of December 31, 2012.

In January, 2013, Mortgage Grader, Inc. (“Mortgage Grader”) filed a lawsuit against the Company in the United States District Court for the Central District of California, alleging that the Company infringes on two U.S. patents held by Mortgage Grader. The lawsuit alleges that the Company’s mortgage center infringes those patents. The Company believes it has meritorious defenses and intends to vigorously defend the claims against the Company. The Company did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of December 31, 2012.

Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of the matters discussed above will not have a material and adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company will, however, accrue for losses for any known contingent liabilities when future payment is probable and the amount is reasonably estimable.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of December 31, 2012 and 2011.

8.	Stockholders’ Equity

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

Common Stock

As of December 31, 2012 and 2011, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of December 31,
	2012	2011
Conversion of Series A convertible preferred stock	—	3,566,509
Conversion of Series B convertible preferred stock	—	5,480,768
Conversion of Series C convertible preferred stock	—	3,343,586
Conversion of Series D convertible preferred stock	—	1,770,581
Stock options and awards issued and outstanding	3,608,326	3,334,530
Stock based-awards available for grant under 2005 and 2012 Plans	2,127,279	38,672
Common and convertible preferred stock warrants	56,054	100,700

Total	5,791,659	17,635,346

Convertible Preferred Stock

Immediately prior to the completion of the Company’s IPO, all of the outstanding shares of convertible preferred stock automatically converted into 14,161,444 shares of common stock on a one-to-one basis.

As of December 31, 2011, the Company had outstanding Series A, B, C and D convertible preferred stock (individually referred to as “Series A, B, C or D” or collectively “preferred stock”) as follows (in thousands, except for share data):

	As of December 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, Net of Issuance Costs
Series A	10,699,533	3,566,509	$2,156	$2,081
Series B	16,442,307	5,480,768	5,700	5,668
Series C	10,030,761	3,343,586	10,750	9,958
Series D	5,725,000	1,770,581	15,003	14,904

Total	42,897,601	14,161,444	$33,609	$32,611

The holders of the Company’s Preferred Stock had the following rights, preferences, and privileges:

Conversion

Each share of preferred stock was convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number of fully paid and non-assessable shares of common stock as determined by dividing the original issue price for such Series by the then effective conversion price for that Series (the “conversion rate”). The conversion rate was subject to adjustment for any stock dividends, combinations or splits with respect to such shares. Additionally, each share of preferred stock was automatically convertible into shares of common stock at the then effective conversion rate for such Series (i) with the approval, by affirmative vote, written consent, or agreement, of the holders of not less than two-thirds of the outstanding preferred stock voting together as a single class; (ii) upon the voluntary conversion by the holders of not less than two-thirds of the preferred stock issued by the Company; or (iii) immediately prior to the completion of an underwritten initial public offering with proceeds to the Company of not less than $50.0 million. The conversion rate for each series of preferred stock was 1-for-1 as of December 31, 2011.

Dividends

The holders of Series A, B, C and D were entitled to receive non-cumulative dividends on a pari passu basis, and in preference to common stockholders, at the rate of $0.04836, $0.08319, $0.239262 and $0.67788 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) per annum payable out of funds legally available. Such dividends were payable when, and if declared by the board of directors, acting in its sole discretion. After payment of dividends at the rates set forth above, any additional dividends declared would be distributed among all holders of preferred stock and common stock in proportion to the number of shares of common stock that would then be held by each such holder if all shares of preferred stock were converted into common stock. No dividends were declared through December 31, 2011.

Liquidation Preference

In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the preferred stock were entitled to receive, prior and in preference to any distribution of the assets of the Company to the holders of common stock, an amount equal to (i) 100% of the original issue price for each share of Series A, 100% of the original issue price for each share of Series B, 107.5% of the original issue price for each share of Series C, and 100% of the original issue price for each share of Series D, plus (ii) all declared but unpaid dividends on such shares. If the assets and funds available for distribution to the holders of the preferred stock were insufficient to pay the stated preferential amounts in full, the entire assets and funds of the Company legally available for distribution would be distributed with equal priority and pro rata among the holders of the preferred stock in proportion to the preferential amount each such holder would otherwise be entitled to receive. The remaining assets, if any, were to be distributed ratably to the holders of the common stock and preferred stock, on an as-if-converted basis, provided that the holders of Series A, Series B, Series C and Series D were not entitled to any proceeds above $0.6045, $1.0398, $2.9907 and $8.47368 per share. Thereafter, if assets remained, they would be distributed to the holders of common stock on a pro rata basis.

The Company classified the preferred stock within shareholders’ equity since the shares were not redeemable, and the holders of the preferred stock could not effect a deemed liquidation of the Company outside of the Company’s control.

Voting

The holders of the preferred stock were entitled to the number of votes equal to the number of shares of common stock into which these shares could then be converted.

Redemption

The preferred stock was not redeemable.

Preferred Stock

Under the amended and restated certificate of incorporation registered by the Company in September 2012, the Company was authorized to issue 20,000,000 shares of preferred stock at $0.00001 par value per share. The preferred stock may be issued from time to time in one or more series pursuant to a resolution or resolutions duly adopted by the board of directors. The Company’s board of directors is authorized to determine by resolution the relevant powers of each issue of the preferred stock, such as designations, preferences, participation, dividend rights, divided rates, conversion rights, voting rights, etc. As of December 31, 2012 no shares were issued or outstanding.

9.     Warrants

Convertible Preferred Stock Warrants

In September 2011, the Company entered into a $20.0 million Credit Facility discussed further in Note 6. In connection with the Credit Facility, the Company issued a warrant to purchase up to 120,961 shares of Series D with an exercise price of $8.4738 per share. As of December 31, 2011, only 56,054 shares were exercisable. The exercisability of the warrant would be triggered upon specified drawdowns under the Credit Facility. As of December 31, 2012 and 2011, the Company had drawdowns of $10.0 million from the total $20.0 million underlying the Credit Facility. If the Company withdrew the remaining $10.0 million, the remaining 64,907 shares would become exercisable under the warrant. As of December 31, 2012, the Company’s ability to withdraw the remaining $10.0 million expired. At the time of issuance, the aggregate fair value of the warrant in the amount of $281,000 was determined using a Monte Carlo model incorporating two scenarios, one with a future equity financing and one without. The model also used the following assumptions: expected term of 1.2 years, risk-free interest rate of 0.2%, expected volatility of 55.0% and expected dividend yield of 0%. The fair value of the warrant was recorded as a warrant liability upon issuance. As a result of the Company’s first public filing of its Form S-1 in August 2012 and in connection with the termination of the anti-dilution provisions contained in the warrant, the warrant liability was remeasured to fair value and the remaining value reclassified to additional paid-in-capital. Upon completion of the Company’s IPO in September 2012 and the related conversion of the convertible preferred stock to common stock, this warrant to purchase convertible preferred stock became a warrant to purchase common stock and the expiration date was set at September 19, 2017, which is five years from the effectiveness of the Company’s IPO.

During the years ended December 31, 2012 and 2011, the Company recognized a charge to earnings of $369,000 and $16,000, respectively, from remeasurement of the fair value of the warrant, which was recorded through the statements of operations.

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

The above assumptions were determined as follows:

Term—The term represents a weighted average of the remaining term under probable scenarios used to determine the fair value of the underlying stock. A weighted average term was determined to be more appropriate than the contractual term due to potential adjustments to the related expiration date for the warrant under multiple scenarios;

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal the term of the warrant;

Expected volatility—The expected volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because the Company has limited information on the volatility of the preferred stock since the Company does not have significant trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational and economic similarities to the Company’s principle business operations; and

Expected dividend yield—The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Common Stock Warrants

In July 2010, in conjunction with services provided by a third party consultant, the Company issued a warrant to purchase 12,735 shares of common stock with an exercise price of $3.54 per share and expiration date of July 19, 2015. The warrant is exercisable with cash or through a cashless exercise provision. Under the cashless exercise provision, the holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s common stock at the time of exercise of the warrant after deducting the aggregate exercise price. The fair value of the warrant in the amount of $16,000 was recorded as additional paid-in capital upon issuance and was not subject to remeasurement at each reporting period. The fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: contractual term of 5 years, risk-free interest rate of 1.7%, expected volatility of 55.0% and expected dividend yield of 0%. In March 2011, the warrant was exercised with cash proceeds of $45,000.

In September 2011, in conjunction with services provided by a third party consultant, the Company issued a warrant to purchase 44,646 shares of common stock with an exercise price of $4.29 per share and expiration date of February 14, 2016. The fair value of the warrant in the amount of $93,000 was recorded as additional paid-in capital upon issuance and was not subject to remeasurement at each reporting period. The fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: contractual term of 4.5 years, risk-free interest rate of 0.7%, expected volatility of 55.0% and expected dividend yield of 0%. In connection with the IPO in September 2012, the warrant was exercised using the cashless exercise provision which amounted to the net issuance of 33,380 shares of common stock. As of December 31, 2012, this warrant was no longer outstanding.

10.    Stock-Based Compensation

2005 Stock Plan

The Company granted options under its 2005 Stock Incentive Plan (the “2005 Plan”) until September 2012 when the 2005 plan was terminated. Under the terms of the 2005 Plan, the Company had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards and restricted stock units. As of December 31, 2012 and 2011, respectively, zero and 4,474,605 shares of common stock were reserved under the 2005 Plan for the issuance of ISOs, NSOs, restricted stock or restricted stock units to eligible participants. Under the 2005 Plan, the options were granted at a price per share not less than 100% of the fair market value per share at the grant date. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

2012 Equity Incentive Plan

Effective September 19, 2012, the Company’s board of directors adopted, and the Company’s stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. Under the 2012 Plan, a total of 2,370,000 shares of common stock have been reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available will be increased at the beginning of each fiscal year by the least of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by the Company’s board of directors. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The restricted stock units are granted for zero purchase price.

In October 2012, the Company awarded restricted stock units (“RSUs”) to certain employees. As of December 31, 2012 approximately 37,760 RSUs were outstanding.

Total shares of common stock available for grant under 2005 and 2012 Plans were 2,127,279 and 38,672 as of December 31, 2012 and 2011, respectively.

Stock Option Activity

The stock option activity under the 2005 and 2012 Plans during the year ended December 31, 2012 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2011	3,334,530	$3.48	8.2	$11,108
Granted	1,041,972	14.24
Canceled	(264,491)	6.66
Exercised	(541,445)	3.07

Balance—December 31, 2012	3,570,566	$6.45	7.56	$35,415

Options exercisable—December 31, 2012	1,722,605	$3.20	6.18	$22,474

Options vested and expected to vest—December 31, 2012	3,411,464	$6.26	7.49	$34,441

The options exercisable as of December 31, 2012 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $6.77, $2.28 and $1.59, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $5.3 million, $902,000 and $760,000 during the years ended December 31, 2012, 2011, and 2010, respectively. The total estimated grant date fair value of employee options vested during the years ended December 31, 2012, 2011, and 2010 was $4.6 million, $1.2 million and $336,000, respectively. Total cash received from exercise of stock options during the years ended December 31, 2012, 2011 and 2010 were $1.7 million, $408,000 and $113,000, respectively. As of December 31, 2012, total unrecognized compensation cost related to non-vested stock options granted to employees was $7.0 million, net of estimated forfeitures of $782,000. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.68 years.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2012 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Number of Options Exercisable	Weighted Average Exercise Price Per Share
$0.15—$0.18	511,995	3.84	$0.15	511,995	$0.15
$1.32—$1.47	144,552	4.90	1.37	144,552	1.37
$3.54	209,388	6.94	3.54	189,842	3.54
$4.29—$4.59	1,207,132	8,28	4.33	648,064	4.32
$5.55	528,133	8.78	5.55	133,245	5.55
$6.81—$9.42	202,813	9.16	7.62	52,413	6.89
$12.15—$13.32	167,893	9.39	12.74	12,250	13.32
$13.33—$22.44	598,660	9.64	16.97	30,244	16.62

	3,570,566			1,722,605

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Unvested—December 31, 2011	—	—	—	$—
Granted	39,806	16.40
Canceled	(2,046)	16.14
Rolled from 2005 Plan	—
Exercised	—

Unvested—December 31, 2012	37,760	16.41	2.16	$613,222

Stock awards exercisable—December 31, 2012	—		—	$—

Stock awards vested and expected to vest—December 31, 2012	32,688		2.09	$530,856

As of December 31, 2012, total unrecognized compensation cost related to non-vested RSUs granted to employees was $520,000, net of estimated forfeitures of $82,000. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.81 years.

Determining Fair Value of Stock Options

The fair value of each grant of stock option awards is determined by the Company and its board of directors using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method—The Company estimates the fair value of its stock option awards using the Black-Scholes option-pricing model.

Expected Term—The expected term represents the period that the stock option awards are expected to be outstanding. The Company estimates the expected term for its awards grants based on a study of publicly traded industry peer companies and the historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.

Expected Volatility—The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the awards because the Company has limited information on the volatility of its common stock since the Company does not have significant trading history. When making the selections of the comparable industry peers to be used in the volatility calculation, the Company considered the size, operational and economic similarities to its principle business operations.

Fair Value of Common Stock—Prior to the Company’s IPO, the fair value of the common stock underlying the stock option awards was determined by the Company’s board of directors. Because there had been no public market for the Company’s stock, the board of directors had determined the fair value of the common stock at the time of the option grant by considering a number of objective and subjective factors including contemporaneous valuations performed by unrelated third party specialists, valuations of comparable companies, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors. After the Company’s IPO the Company has been using the listed stock price on the date of grant as its fair value.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

Expected Dividends—The expected dividend has been zero as the Company has never paid dividends and has no expectations to do so.

Forfeiture Rate—The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Summary of Assumptions

The fair value of each employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	5.5	5.5	5.5
Expected volatility	53%	55%	55%
Risk-free interest rate	0.9%	1.9%	1.7%
Dividend rate	0%	0%	0%

Determining Fair Value of Restricted Stock Units

The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

Options granted to non-employees

During the years ended December 31, 2012, 2011 and 2010, the Company granted zero, 16,216 and zero stock options to non-employees. Through June 30, 2012, no stock-based compensation expense was recognized related to the options granted during the year ended December 31, 2011 as these non-employee options have performance conditions that the Company determined are not probable as of June 30, 2012. Such options were subject to remeasurement using the Black-Scholes option-pricing model as the options vested. In the second half of the year ended December 31, 2012 a total of $58,000 of stock-based compensation expense was recognized related to these options.

Stock-Based Compensation Expense

The Company recorded compensation expense for stock-based awards granted to employees and nonemployees as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$32	$11	$8
Technology and development	930	482	176
Sales and marketing	398	183	97
General and administrative	1,210	808	73

Total stock-based compensation expense	$2,570	$1,484	$354

The Company capitalized stock-based compensation of $66,000, $22,000 and $17,000 as product development costs during the years ended December 31, 2012, 2011, and 2010, respectively.

11.   Net Loss per Share Attributable to Common Stockholders

The following table sets for the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2012, 2011, and 2010 (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(10,921)	$(6,155)	$(3,838)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	12,538,769	6,657,045	6,016,550

Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.92)	$(0.64)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	14,161,444	14,161,444
Stock options to purchase common stock	3,570,566	3,334,530	1,532,354
Stock awards to purchase common stock	37,760	—	—
Heldback shares in connection with Movity acquisition	30,524	125,461	125,461
Preferred stock warrants	—	56,054	—
Common stock warrants	56,054	44,646	12,735

12.   Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

The components of the provision for income taxes for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$—	$—
State	67,324	—
Deferred:
Federal	—	—
State	—	—

TOTAL	$67,324	$—

The following table presents a reconciliation of statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes (net of federal benefit)	(5.6)	(5.8)	(5.8)
Stock-based compensation	3.1	4.7	3.7
Change in valuation allowance	32.6	34.7	42.2
Other nondeductible expenses	4.6	0.5	(6.3)
Other	—	(0.1)	0.2

Effective tax rate	0.6%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$16,275	$11,564
Depreciation and amortization	36	—
Accruals and reserves	867	848
Deferred revenue	—	1,939
Stock-based compensation	633	492
General business credit	—	15
Other	1	410

Gross deferred tax assets	17,812	15,268
Valuation allowance	(17,342)	(14,132)

Net deferred tax assets	470	1,136

Deferred tax liabilities:
Prepaid expenses	$353	$122
Depreciation and amortization	—	1,014
Deferred Revenue	117	—

Gross deferred tax liabilities	470	1,136

Net deferred tax liabilities	$—	$—

Uncertain Tax Positions

The Company adopted authoritative guidance under ASC 740 on January 1, 2007, which clarifies the accounting for uncertainties in tax positions recognized in the financial statements. The Company has not been audited by the Internal Revenue Service or any state tax authority. The Company is subject to taxation in the U.S. and various states. Due to the Company’s net losses, substantially all of its federal and state income tax returns since inception are still subject to audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits, beginning of period	$475	$337	$110
Gross increases - tax position in prior period	20	—	—
Gross decrease - tax position in prior period	(475)	—	—
Gross increases - current period tax positions	—	138	227
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits, end of period	$20	$475	$337

If the $20,000 of unrecognized income tax benefits is recognized, there would be impact to the effective tax rate.

The Company does not have any additional tax positions that are expected to significantly increase or decrease within twelve months of the year ended December 31, 2012.

13.   Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan covering all employees who have met certain eligibility requirements. Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. The Company matches up to 3% of the employee’s contributions. The Company’s expense related to its benefit plan during the years ended December 31, 2012, 2011, and 2010 was $685,000, $388,000, and $192,000, respectively.

* * * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

We previously reported a material weakness that was identified as of December 31, 2011 relating to the design and operating effectiveness of our internal control over financial reporting. The material weakness resulted from a lack of sufficient number of qualified personnel within the accounting function that possessed an appropriate level of expertise to effectively perform the following functions:

•	identify, select and apply U.S. GAAP sufficient to provide reasonable assurance that transactions were being appropriately recorded; and

•

design control activities over the financial close and reporting process necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

During 2012, we addressed the material weakness through process improvements and the hiring of additional finance personnel. We have significantly expanded our finance organization by hiring a number of accounting and finance personnel with technical accounting and financial reporting experience. These include a new corporate controller, a senior director of finance, a director of technical accounting and reporting, and accounting and systems managers. We have also implemented control procedures where control gaps existed, implemented additional reviews and processes where controls were not working, trained employees in the performance of these processes and controls, implemented control procedures over the identification, selection and application of U.S. GAAP with respect to our accounting policies so that transactions are appropriately recorded. As of December 31, 2012, we have determined that our controls are designed to capture the information required to be disclosed by us in reports that we file or submit under the Exchange Act, that this information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Except for the efforts described above, there has been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of March 1, 2013:

Name	Age	Position
Executive Officers:
Peter Flint	38	Co-Founder, Chairman, and Chief Executive Officer
Prashant “Sean” Aggarwal	47	Chief Financial Officer
Paul Levine	42	Chief Operating Officer
Daniele Farnedi	45	Chief Technology Officer
Scott Darling	40	Vice President, General Counsel, and Corporate Secretary
Non-Employee Directors:
Erik Bardman	46	Director
Theresia Gouw	44	Director
Sami Inkinen	37	Director
Robert Moles	58	Director
Gregory Waldorf	44	Director

Peter Flint. Mr. Flint is our co-founder and has served as our Chief Executive Officer and as Chairman of our board of directors since our inception in June 2005. From July 1998 to June 2003, Mr. Flint served in a variety of executive roles at lastminute.com Ltd., a European online travel company that he helped launch, including Head of Interactive Marketing and Business Development. Mr. Flint holds a Master of Physics degree from the University of Oxford and a Master of Business Administration degree from Stanford University.

We believe that Mr. Flint is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our Chief Executive Officer and one of our founders, his perspective as one of our significant stockholders, and his extensive background as an executive of companies in the Internet industry.

Prashant “Sean” Aggarwal. Mr. Aggarwal has served as our Chief Financial Officer since November 2011. Prior to joining us, Mr. Aggarwal served as Vice President of Finance and Chief Accounting Officer at PayPal, Inc., an online payments company, from June 2008 to October 2011. From March 2003 to May 2008, Mr. Aggarwal worked at eBay Inc. in various finance roles including as Vice President of Finance and Vice President of Financial Planning & Analysis. Prior to eBay, Mr. Aggarwal served as Director of Finance at Amazon.com, Inc. Mr. Aggarwal started his career in investment banking with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Mr. Aggarwal holds a Bachelor of Arts degree from the College of Wooster and a Master of Management degree from Northwestern University’s Kellogg School of Management.

Paul Levine. Mr. Levine has served as our Chief Operating Officer since February 2011. Prior to joining us, Mr. Levine served as President of Digital at Current Media LLC, a broadcast media company, from February 2009 to February 2011. Prior to Current Media, Mr. Levine was Vice President of Marketing at AdBrite, Inc., an online advertising network, from August 2007 to October 2008. Prior to AdBrite, Mr. Levine served as Vice President and General Manager of Local at Yahoo! Inc., from April 2003 to July 2007. Mr. Levine has also held management positions at E*TRADE Financial Services Corporation. Mr. Levine earned his Bachelor of Arts degree from Amherst College and a Master of Business Administration degree from Stanford University.

Daniele Farnedi. Mr. Farnedi has served as our Chief Technology Officer since March 2013. Prior to serving as Chief Technology Officer, Mr. Farnedi served as our Vice President, Engineering since January 2007. Prior to joining us, Mr. Farnedi served as Director of Technology at Shopping.com, Inc., a price comparison company that was acquired by eBay, from October 2004 to January 2007. Prior to Shopping.com, Mr. Farnedi served as Director of Software Engineering at Looksmart, Ltd., from May 2000 to October 2004. Prior to

Looksmart, Mr. Farnedi served as a Data Architect for Barclays Global Investors, a division of Barclays PLC, from April 1998 to May 2000, and as a Senior Software Engineer at Assyst GmbH, a leading computer-aided design software development company, from September 1995 to February 1998. Mr. Farnedi holds a Laurea degree in Electrical Engineering from the University of Bologna.

Scott Darling. Mr. Darling has served as our Vice President, General Counsel, and Corporate Secretary since October 2011. Prior to joining us, Mr. Darling served as Vice President, General Counsel, and Corporate Secretary at Imperva, Inc., from September 2010 until June 2011. Prior to Imperva, Mr. Darling served as Senior Attorney for Microsoft Corporation from May 2008 to September 2010 following the acquisition by Microsoft of Danger, Inc., a mobile software-as-a-service company. Mr. Darling served as Danger’s Vice President, General Counsel, and Corporate Secretary from November 2004 to April 2008, and as Senior Corporate Counsel from September 2002 to October 2004. Mr. Darling started his career as an attorney at the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP. Mr. Darling holds a Bachelor of Arts degree from Yale University and a Juris Doctor degree from the University of Michigan.

Non-Employee Directors

Erik Bardman. Mr. Bardman has served as a director since June 2012. Mr. Bardman has served as the Chief Financial Officer and Senior Vice President Finance of Logitech International S.A. since October 2009. Prior to joining Logitech, Mr. Bardman served as Acting Chief Financial Officer of ZillionTV Corporation, a personalized television service, from March 2009 to September 2009. Prior to ZillionTV, Mr. Bardman served in a number of positions at eBay, Inc., over five and one half years, including Vice President and Chief Financial Officer of eBay Marketplaces from May 2005 to September 2008. Prior to eBay, Mr. Bardman served in a number of positions at General Electric Company, over the course of 15 years, including Vice President of Strategic Pricing at GE Global Consumer Finance from October 1999 to June 2003. Mr. Bardman holds a Bachelor of Arts degree from Dickinson College and is also a graduate of General Electric’s Financial Management Program.

We believe that Mr. Bardman is qualified to serve as a member of our board of directors because of his deep expertise in finance and his experience as an executive at several successful technology companies.

Theresia Gouw Ms. Gouw has served as a director since December 2005. Ms. Gouw is a general partner at Accel Partners, a venture capital firm, which she joined in 1999, where she focuses on software investments, with a specific interest in social commerce, vertical media, security, and consumer Internet/mobile applications. Ms. Gouw serves on the board of directors of Imperva, Inc., as well as on the boards of directors of several other software and technology companies that are portfolio companies of Accel Partners. Ms. Gouw holds a Bachelor of Science degree from Brown University and a Master of Business Administration degree from Stanford University.

We believe that Ms. Gouw is qualified to serve as a member of our board of directors because of her experience in the software and technology industries as an investment professional and as an executive, her experience as a director of other technology companies, as well as her perspective as a representative of one of our significant stockholders.

Sami Inkinen. Mr. Inkinen is our co-founder, served as our President from February 2010 to March 2012, and has served as a director since our inception in 2005. Mr. Inkinen served as our Chief Financial Officer and Chief Operating Officer from our inception until his promotion to President in February 2010. From June 2000 to November 2002, Mr. Inkinen served as Co-Founder and Vice President, Business Development of Matchem Ltd., a wireless software company, of which he was a co-founder. Mr. Inkinen also was an associate consultant with McKinsey & Company, Inc. from January 2003 to August 2003. Mr. Inkinen holds a Master of Engineering degree from the Helsinki University of Technology and a Master of Business Administration degree from Stanford University.

We believe that Mr. Inkinen is qualified to serve as a member of our board of directors because of the perspective and experience he brings as one of our former executives and a founder, as well as his perspective as one of our significant stockholders.

Robert Moles. Mr. Moles has served as a director since June 2006. Mr. Moles has served as the Chairman of Intero Real Estate Services, Inc., a real estate brokerage company, since April 2004. Prior to joining Intero, Mr. Moles served as President and Chief Executive Officer of the Real Estate Franchise Group of Cendant Corporation from October 2001 to June 2004. Prior to Cendant, from March 1997 to October 2001, Mr. Moles served as President and Chief Executive Officer of Century 21 Real Estate LLC, a real estate franchise company. Mr. Moles serves on the board of directors for Heritage Bank of Commerce, Heritage Commerce Corporation, and Western Bancorp, Inc. He has served as an advisor to Santa Clara University and the University of San Diego. Mr. Moles holds a Bachelor of Science degree from Santa Clara University.

We believe that Mr. Moles is qualified to serve as a member of our board of directors because of his experience and expertise as an executive at several companies in the real estate industry and his experience as a director of other public companies.

Gregory Waldorf. Mr. Waldorf has served as a director since September 2005. Mr. Waldorf served as Chief Executive Officer of eHarmony, Inc., an online dating company, from April 2006 to January 2011. Mr. Waldorf has served on the boards of directors of several private companies. Mr. Waldorf holds a Bachelor of Arts degree from the University of California, Los Angeles and a Master of Business Administration degree from Stanford University.

We believe that Mr. Waldorf is qualified to serve as a member of our board of directors because he brings strategic insights and operational leadership and experience as a former chief executive officer of a technology company, as well as because of the experience and perspective he has obtained in his roles as an investor in, advisor to, and board member of, numerous companies.

Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2012, all Section 16(a) filing requirements were satisfied on a timely basis.

Codes of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the Investors portion of our website at http://ir.trulia.com/. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Stockholder Recommendations for Nominations to the Board of Directors

Additional information called for by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. The number of directors is fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Our board of directors consists of six directors, four of whom qualify as “independent” under New York Stock Exchange listing standards.

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, our board of directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

•	the Class I directors are Peter Flint and Gregory Waldorf, and their terms expire at the annual meeting of stockholders to be held in 2013;

•	the Class II directors are Sami Inkinen and Theresia Gouw, and their terms expire at the annual meeting of stockholders to be held in 2014; and

•	the Class III directors are Erik Bardman and Robert Moles, and their terms expire at the annual meeting of stockholders to be held in 2015.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Gouw and Messrs. Bardman, Moles, and Waldorf do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Messrs. Bardman, Moles, and Waldorf, with Mr. Bardman serving as Chairman. The composition of our audit committee meets the requirements for independence under current New York Stock Exchange listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of the New York Stock Exchange listing standards. In addition, our board of directors has determined that Mr. Bardman is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our audit committee, among other things:

•	selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helps to ensure the independence and performance of the independent registered public accounting firm;

•

discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent registered public accounting firm, our interim and year-end operating results;

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviews our policies on risk assessment and risk management;

•	reviews related party transactions;

•

obtains and reviews a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures, and any steps taken to deal with such issues; and

•

approves (or, as permitted, pre-approves) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange.

Compensation Committee

Our compensation committee consists of Ms. Gouw and Mr. Waldorf, with Mr. Waldorf serving as Chairman. The composition of our compensation committee meets the requirements for independence under New York Stock Exchange listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Our compensation committee, among other things:

•	reviews, approves, and determines, or make recommendations to our board of directors regarding, the compensation of our executive officers;

•	administers our stock and equity incentive plans;

•	reviews and approves and makes recommendations to our board of directors regarding incentive compensation and equity plans; and

•	establishes and reviews general policies relating to compensation and benefits of our employees.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange.

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Bardman, Moles, and Waldorf, with Mr. Waldorf serving as Chairman. The composition of our nominating and governance committee meets the requirements for independence under New York Stock Exchange listing standards and SEC rules and regulations. Our nominating and governance committee, among other things:

•	identifies, evaluates and selects, or make recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

•	evaluates the performance of our board of directors and of individual directors;

•	considers and makes recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting; and

•	develops and makes recommendations to our board of directors regarding corporate governance guidelines and matters.

The nominating and governance committee operates under a written charter that satisfies the applicable listing requirements and rules of the New York Stock Exchange.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Non-Employee Director Compensation

The following table provides information concerning the compensation paid by us to each of our non-employee directors in the year ended December 31, 2012. Mr. Inkinen is a non-employee director, but his compensation is set forth in the section titled “Executive Compensation”. For all non-employee directors, we offer to reimburse any travel expenses or other related expenses for attending meetings.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Current non-employee directors:
Erik Bardman	$4,875		$155,575	—	—			$160,450
Theresia Gouw	$1,250		$85,260	—	—			$86,510
Robert Moles	$3,375		$87,357	—	—			$90,732
Gregory Waldorf	$6,750		$272,930	—	—	$25,000	(4)	$304,680

(1)	Cash fees paid for board and/or committee service reflect a partial year of service beginning upon the completion of our IPO in September 2012.
(2)

The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the director in fiscal 2012, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vestng conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the stock-based compensation note to our audited financial statements included in this Annual Report on Form 10-K.

(3)	As of December 31, 2012, the aggregate number of shares underlying options awards outstanding for each of our non-employee directors was:

Name	Options
Erik Bardman	24,500
Theresia Gouw	10,500
Robert Moles	126,175
Gregory Waldorf	49,000
(4)	The Company paid Mr. Waldorf a cash bonus of $25,000 in 2012 as an incentive to become our lead independent director.

GregoryWaldorf Letter Agreement

In January 2012, we entered into a letter agreement with Gregory Waldorf confirming his agreement to serve as the lead independent director of our board of directors. Pursuant to the letter agreement, in February 2012, our board of directors granted to Mr. Waldorf a stock option to purchase 24,500 shares of common stock at a price per share of $6.81, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Waldorf vests monthly over a 12-month period, and has a vesting commencement date of July 1, 2011. As such, a majority of shares subject to the stock option were vested on the date of grant, which was in recognition of Mr. Waldorf’s significant contributions and service to us as a director and advisor. In addition, pursuant to the letter agreement, we also paid Mr. Waldorf a cash bonus of $25,000 in April 2012, and agreed to reimburse him for reasonable travel and incidental expenses that we approve. Additionally, in July 2012, our board of directors granted to Mr. Waldorf a stock option to purchase 24,500 shares of common stock at a price per share of $16.53, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Waldorf vests monthly over a 12-month period, and has a vesting commencement date of July 1, 2012. The vesting of both of Mr. Waldorf’s stock option grants accelerate in full upon a “company transaction” (as defined in the 2005 Plan). Both of Mr. Waldorf’s stock option grants are “early-exercisable” as to unvested shares, provided that unvested shares are subject to our repurchase on a termination of service.

Erik Bardman Letter Agreement

In May 2012, we entered into a letter agreement with Erik Bardman confirming his agreement to serve on our board of directors and as the chairman of our audit committee. Pursuant to the letter agreement, our board of directors granted to Mr. Bardman a stock option to purchase 24,500 shares of our common stock at a price per share of $13.32, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Bardman vests monthly over a 12-month period and has a vesting commencement date of June 5, 2012. The vesting of Mr. Bardman’s stock option grant accelerates in full upon a “company transaction” (as defined in the 2005 Plan). Mr. Bardman’s stock option grant is “early-exercisable” as to unvested shares, provided that unvested shares are subject to our repurchase on a termination of service.

Option Grants to Directors

In February 2012, our board of directors granted to Robert Moles a stock option to purchase 12,250 shares of our common stock at a price per share of $6.81, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Moles vests monthly over a 12-month period and has a vesting commencement date of February 1, 2012. The vesting of Mr. Moles’s February 2012 stock option grant accelerates in full upon a “company transaction” (as defined in the 2005 Plan). Mr. Moles’s February 2012 stock option grant is “early-exercisable” as to unvested shares, provided that unvested shares are subject to our repurchase on a termination of service. In addition, on September 19, 2012, our board of directors granted to Mr. Moles a stock option to purchase 5,825 shares of our common stock at a price per share of $17.00, which was the initial public offering price of our common stock and was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Moles vests monthly over a five-month period and has a vesting commencement date of February 1, 2013. The vesting of Mr. Moles’s September 2012 stock option grant accelerates in full upon a “change in control” (as defined in the 2012 Plan).

On September 19, 2012, our board of directors granted to Theresia Gouw a stock option to purchase 10,500 shares of our common stock at a price per share of $17.00, which was the initial public offering price of our common stock and was the fair market value of our common stock on the date of grant. The stock option granted to Ms. Gouw vests monthly over a nine-month period and has a vesting commencement date of October 1, 2012. The vesting of Ms. Gouw’s stock option grant accelerates in full upon a “change in control” (as defined in the 2012 Plan).

On September 19, 2012, our board of directors granted to Sami Inkinen a stock option to purchase 10,500 shares of our common stock at a price per share of $17.00, which was the initial public offering price of our common stock and was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Inkinen vests monthly over a nine-month period and has a vesting commencement date of October 1, 2012. The vesting of Mr. Inkinen’s stock option grant accelerates in full upon a “change in control” (as defined in the 2012 Plan).

Directors who are also our employees receive no additional compensation for their service as a director. During 2012, Messrs. Flint and Inkinen were employees. See the section titled “Executive Compensation” for more information about their compensation.

Outside Director Compensation Policy

On October 30, 2012, our board of directors adopted the Outsider Director Compensation Policy to formalize our practices regarding cash and equity compensation to non-employee directors.

Cash Compensation

Under the Outsider Director Compensation Policy, non-employee directors will receive annual cash retainers for service in the following positions:

Position	Annual Cash Retainer
Audit committee chair	$16,000
Audit committee member other than chair	10,000
Compensation committee chair	10,000
Compensation committee member other than chair	5,000
Nominating and governance committee chair	7,000
Nominating and governance committee member other than chair	3,500

Equity Compensation

Non-employee directors are eligible to receive all types of equity awards (except incentive stock options) under our 2012 Equity Plan, or the 2012 Plan, including discretionary awards not covered under the Outsider Director Compensation Policy. All awards under the Outsider Director Compensation Policy will be automatic and non-discretionary.

The Outsider Director Compensation Policy provides that on the date of each annual meeting of stockholders following our initial public offering, each non-employee director, will be granted an annual award of restricted stock units under the Plan having a value equal to $100,000. In addition, the lead independent director and the audit committee chair will each receive an additional annual award having a value equal to $100,000 at each annual meeting. Each annual award will fully vest on the earlier to occur of: (i) the next annual meeting following the date of grant or (ii) the anniversary of the grant date, in each case, subject to continued service as a director through the vesting date. For purposes of the Outsider Director Compensation Policy, value means the per share fair market value of the our common stock on a given date, multiplied by the shares subject to the annual award.

Notwithstanding the vesting schedule described above, the vesting of all equity awards granted to a non-employee director, including any award granted outside of the Outsider Director Compensation Policy, will vest in full upon a “change in control” (as defined in the 2012 Plan).

Item 11.	Executive Compensation

Overview

The following discussion and analysis of the compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

The compensation provided to our named executive officers for 2012 is detailed in the 2012 Summary Compensation Table and accompanying footnotes and narrative that follows this section. This section explains our executive compensation philosophy and objectives, our compensation-setting process, and the elements of our compensation program.

Our named executive officers in 2012 were:

•	Peter Flint, our Chief Executive Officer, or CEO, and co-founder;

•	Sami Inkinen, our former President and co-founder;

•	Sean Aggarwal, our Chief Financial Officer, or CFO;

•	Paul Levine, our Chief Operating Officer, or COO;

•	Daniele Farnedi, our Chief Technology Officer; and

•	Scott Darling, our Vice President, General Counsel, and Corporate Secretary.

In March 2012, Mr. Inkinen’s employment with us ended, but Mr. Inkinen continues to serve as one of our directors.

During 2012, Mr. Farnedi served as our Vice President, Engineering, and was appointed as our Chief Technology Officer in March 2013.

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to provide a compensation program that attracts and retains our executive officers, including our named executive officers, and to motivate them to pursue our corporate objectives while encouraging the creation of long-term value for our stockholders. We strive to provide compensation packages to our executive officers that are competitive, reward achievement of our business objectives, and align executive and stockholder interests through equity ownership.

Our executive compensation program is designed to achieve the following principal objectives:

•	attract, motivate and retain qualified executives to support growth expectations;

•	provide total direct compensation, consisting of salary and short-term and long-term incentive awards that are competitive with the market while remaining internally equitable and fair;

•	ensure that our executive compensation program and actual payouts are aligned with financial performance and strategic business goals;

•	ensure a substantial portion of each executive’s total compensation is at-risk and varies based on company and individual performance; and

•	align the executive compensation program with both short-term and long-term stockholder interests.

Compensation-Setting Process

Role of the Board of Directors and Compensation Committee

The initial compensation arrangements with our executive officers, including the named executive officers, have been determined in negotiations with each individual executive when such executive joined us. Historically, the board of directors or our CEO has been responsible for negotiating these arrangements.

With respect to continuing executive compensation arrangements, historically, our board of directors has been responsible for overseeing, determining, and approving the compensation of our CEO and our former President, and has been responsible for overseeing the compensation of our other executive officers on an informal basis. With respect to the compensation of our named executive officers other than our CEO, our board of directors consults with our CEO and has typically informally approved his recommendations because of his closer nexus to his direct reports. Historically, our board of directors has overseen our 2005 Stock Incentive Plan, or the 2005 Plan, and awards thereunder.

Typically, in the first quarter of each year, our board of directors would review the compensation of our CEO. At that time, our board of directors would also evaluate the performance of the company and the CEO’s contributions thereto to determine whether to pay him cash bonuses for the previous year and, if so, the amount of any such bonuses.

In February 2012, we established a compensation committee of our board of directors, or the Committee, that has assumed responsibility for overseeing our executive compensation program and will approve the compensation of our CEO and our executive officers. The Committee determined incentive compensation earned by our named executive officers for the 2012 performance period. Going forward, the Committee will be responsible for annually reviewing and approving compensatory arrangements for our named executive officers and will act as administrator of our equity compensation plans. See the summary description of the Committee’s composition and charter in the section titled “Management—Committees of the Board of Directors—Compensation Committee.”

Role of Senior Management

In prior years, our CEO has typically sought the approval of our board of directors on an informal basis regarding the compensation for our other named executive officers. While, historically, our board of directors had final authority with respect to compensation decisions for our executive officers, our board of directors typically deferred to the recommendations of our CEO with respect to our other named executive officers because our CEO had a better understanding of the performance of his direct reports. With respect to his role in our executive compensation process, our CEO quarterly reviewed the performance of the other named executive officers and consulted with our board of directors on an informal basis on his conclusions and recommendations as to their compensation, including base salary adjustments and cash bonus payouts. Our CEO advised our board of directors on recommended stock option awards to the other named executive officers, which were subject to formal approval by our board of directors.

Following the establishment of the Committee in 2012, our CEO continued to have a similar advisory role to the Committee with respect to compensation decisions.

Role of Compensation Consultant

The Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.

In May 2012, the Committee retained Radford, a national compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Accordingly, Radford now serves at the discretion of the Committee. The Committee has directed Radford to develop one or more groups of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of more formally ensuring that the compensation we offer to our executive officers is competitive and fair.

In October 2012, the Committee retained Radford to provide it with information, recommendations and other advice relating to a peer group evaluation and executive compensation review. In November 2012, the Committee approved the following per group for use in benchmarking and evaluating our executives’ compensation: Bazaarvoice, Blue Nile, Brightcove, Dice Holdings, eHealth, Ellie Mae, Eloqua, Epocrates, Jive Software, Liveperson, LogMeIn, Market Leader, Move Inc., OpenTable, Spark Networks, Tangoe, TechTarget, Vocus, XO Group, Yelp, and Zillow. With respect to the 2012 compensatory decisions, the Committee did not use the peer group and/or benchmark executive compensation and the Committee only considered third-party survey data for a general understanding of market compensation practices.

As we continue to become established as a publicly-traded company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve as will our process for establishing executive compensation. In the future, the Committee may continue to retain Radford or another compensation consultant to advise us regarding our executive compensation program to ensure that it remains properly aligned with our ongoing business strategy and that the pay mix and levels are competitive with current market practices.

Elements of Executive Compensation

Our compensation program for our named executive officers in 2012 reflects our stage of development as a private company that was transitioning towards becoming a publicly-traded company. As a private company, we had emphasized the use of equity in the form of stock options to incentivize our named executive officers to focus on our growth and create sustainable long-term stockholder value. Our founders were initially incentivized through restricted stock. After our initial public offering, we introduced restricted stock units as a form of equity compensation to our named executive officers. We believe that equity awards offer our named executive officers a valuable long-term incentive that aligns their interests with the interests of our stockholders.

We also offer cash compensation to our named executive officers in the form of a base salary and an annual cash incentive award opportunity at levels that we believe, based on the experience and knowledge of our board of directors, the Committee and our management team, are competitive for our stage of development and industry. Our annual cash incentive award opportunities generally focus on the achievement of specific near-term financial and strategic objectives and individual key performance objectives that will further our longer-term growth objectives. In addition, in order to attract and induce potential executive officers to leave their existing employment, we occasionally provide for a sign-on bonus. In the case of the recruitment of our CFO, we also offered certain relocation benefits.

Base Salaries

Base salaries provide our named executive officers with a fixed amount of consistent compensation and are an important motivating factor in attracting and retaining these individuals. We do not apply specific formulas to determine adjustments to base salary. Historically, the base salaries of our CEO and former President were reviewed and adjusted on a periodic basis by our board of directors. In 2012, the Committee was responsible for reviewing and approving base salaries for our named executive officers. For our CEO, the Committee considered the recommendations of our former President and also the scope of our CEO’s performance, individual contributions, responsibilities, experience, and prior base salary level. For our other continuing named executive officers, our CEO reviewed and recommended adjustments of base salary to the Committee, taking into consideration the scope of the named executive officer’s performance, individual contributions, responsibilities, experience, prior base salary level, and, in the case of a promotion, position. With respect to our named executive officers, their initial base salaries were generally established through arm’s-length negotiations at the time each named executive officer was hired, taking into account his qualifications, experience, prior salary level, and the base salaries of our other executive officers.

In March 2012, the Committee approved base salary increases for our named executive officers as set forth below. In making this adjustment, the Committee considered the subjective factors described above, as well as the contributions expected from, and responsibilities of, each named executive officer in preparing us to transition from a private company to a publicly-traded company. Messrs. Aggarwal and Darling did not receive base salary increases because they were hired late in 2011 and their base salaries at that time had been recently determined through arm’s-length negotiations.

Named Executive Officer	Base Salary at End of 2012	Base Salary Raise in 2012
Peter Flint	$285,000	$25,000
Sami Inkinen(1)	250,000	—
Sean Aggarwal	260,000	—
Paul Levine	270,000	20,000
Daniele Farnedi	225,500	20,500
Scott Darling	230,000	—

(1)	Mr. Inkinen resigned as our President effective March 31, 2012. The base salary reflected is his salary as of his termination date.

Annual Incentive Compensation

In establishing our annual incentive compensation plan, our objective is to provide cash awards linked to company and individual performance, remain competitive in the marketplace and drive performance toward company goals. Corporate goals focus on overarching objectives for the organization, while individual objectives represent key performance expectations at the departmental or individual level. In setting these objectives, we identify the financial and operational results required to successfully grow the business, while also recognizing that internal and external factors may hinder this progress. As such, these objectives are intended to be challenging to achieve but within reach. Our annual incentive compensation plan for named executive officers is a component of the SMT Bonus Plan, which is summarized and described in the section titled “Employee Benefit and Stock Plan” below. For 2012, the Committee determined that the appropriate performance period would be annual because the Committee believed a full annual period reflected the best means for evaluating and rewarding performance. The Committee selected revenue and (adjusted) EBITDA as the corporate performance goals because these represented key objectives for us in 2012. The Committee determined the relative weighting between corporate and individual performance based on the role of the executive officer within the company. The percentage breakdown between corporate goals and individual goals for each named executive officer as follows: (i) Messrs. Flint, Inkinen, Aggarwal, and Levine had a 90% corporate / 10% individual breakdown, and (ii) Messrs. Farnedi and Darling had a 70% corporate / 30% individual breakdown. Messrs. Flint, Inkinen, Aggarwal, and Levine, who are all c-level executives, had a greater emphasis on corporate goals because the compensation committee wanted to more closely tie the annual incentive opportunities to our c-level executives with corporate results. With respect to assessing individual performance, our CEO reviews the individual objectives for, and achievements of, the named executive officers (other than himself) because he is best suited to evaluate his direct reports. The Committee reviews the individual objectives for, and achievements of, our CEO. For 2012, corporate achievement was capped at 200% because the Committee wanted to continue incentivizing our named executive officers to exceed the performance goals, while maintaining a cost certainty with respect to incentive compensation. In addition to the annual bonus plan, the Committee approved a discretionary overachievement pool of potentially $500,000 or $1,000,000 if we exceeded both of our 2012 corporate goals beyond a certain level. Individual allocations under this discretionary overachievement pool to any eligible employee in our 2012 bonus plan would be recommended by our CEO, subject to approval by the Committee.

2012 Incentive Target

For 2012, our annual cash incentive award opportunities were designed to reward our named executive officers based on our performance and the individual named executive officer’s contribution to that performance. The target award opportunity for our CEO was established by the Committee. With respect to our other named executive officers, each target award opportunity was based on the contractual rights set forth in his respective offer letter agreement. The 2012 target award opportunities were as follows:

Named Executive Officer	Target Award Opportunity
Peter Flint	$110,000
Sami Inkinen	100,000
Sean Aggarwal	100,000
Paul Levine	100,000
Daniele Farnedi	31,000
Scott Darling	50,000

In addition to regular annual incentive compensation, the Committee, in 2012, determined that the financial thresholds for the 2011 incentive awards were too aggressive and established an incentive arrangement for our CEO and former President to potentially earn, based on 2012 performance, a portion of the incentive award that was not earned in 2011. Accordingly, the Committee determined a rollover bonus potential for our CEO and former President of $55,000 and $50,000, respectively. If we achieved 2012 semi-annual revenue targets that were deemed very challenging, then each applicable executive officer would receive 50% of the applicable rollover bonus potential. If we exceeded these semi-annual targets by more than 5%, then each applicable executive officer would receive 100% of the applicable rollover bonus potential. The rollover bonuses would have been paid, to the extent earned, in July 2012, subject to continued employment of the executive officer at the end of the six month period ending June 30, 2012. If the executive officer employment terminates prior to the end of the six month period ending June 30, 2012, then any earned rollover bonus would be pro-rated. The rollover bonus was an incentive opportunity separate from and in addition to any annual 2012 incentive award.

2012 Incentive Achievement

None of our named executive officers received an annual cash incentive award for 2012 because we did not meet the minimum revenue and adjusted EBITDA objectives established under the SMT Bonus Plan or the revenue targets under the rollover bonus opportunity.

Sign-On Bonuses

In addition to our annual bonus opportunities, we occasionally provide for sign-on bonuses as a material inducement to join the company.

Equity-Based Incentive Compensation

We use stock options to attract, motivate, and incentivize the executive talent necessary to accomplish our business objectives while also providing a significant long-term interest in our success by rewarding the creation of stockholder value. Vesting for stock options is based on continued employment with us, generally over four years, thereby also encouraging the retention of our executive officers. In addition to stock options, we used restricted stock to incentivize our founders in connection with our incorporation. Also following our initial public offering, we started granting restricted stock units to provide for certain equity incentives regardless of fluctuations in our stock price.

Historically, we have not applied a formula to determine the size of individual stock options granted to our named executive officers. Instead, our board of directors has generally determined the size of individual grants using its collective business judgment and experience, taking into account, among other factors, the role and responsibility of the individual executive officer, the competitive market for the executive officer’s position and the size, value, and vesting status of existing equity awards. Based upon these factors, our board of directors or the Committee sets the size of each equity award at a level it considers appropriate to create a meaningful incentive.

Our executive officers generally receive a stock option grant at the time of hire, with only discretionary additional awards thereafter. In addition to the factors considered above, the size of new hire grants was based on arm’s-length negotiations at the time each named executive officer was hired. Our current informal practice is to not provide additional equity awards until after the initial stock option grant has been substantially vested.

During 2012, our board of directors and/or the Committee approved two named executive officer grants for an aggregate of 27,166 shares. Our board of directors granted a stock option to Mr. Inkinen for his service as a member of our board of directors and the Committee approved a merit grant to Mr. Farnedi because his existing option grants were largely vested compared to other named executive officers and we wanted to provide him with sufficient additional incentive to continue to align his interests with those of our stockholders.

The following table summarizes the size of the equity award grants awarded to each named executive officer in 2012:

Named Executive Officer	Number of Shares of Common Stock Underlying Stock Options Granted in 2012
Peter Flint	—
Sami Inkinen	10,500
Sean Aggarwal	—
Paul Levine	—
Daniele Farnedi	16,666
Scott Darling	—

In addition to the grants described above, in July 2012, Committee amended the sign-on stock option grants of Messrs. Aggarwal and Darling to remove the one-year vesting cliff and to provide for monthly vesting over the four-year vesting period. The Committee made this amendment because it wanted Messrs. Aggarwal and Darling to be able to participate as selling stockholders in connection with our IPO and, absent the amendment, each of their sign-on grants would not have reached the one-year vesting cliff prior to our IPO.

Also in 2012, in connection with his confirmatory employment letter and in order to create parity among our named executive officers, we amended Mr. Farnedi’s 2011 stock option grant to provide for the similar potential accelerated vesting benefits as our other named executive officers.

We expect that the Committee may make discretionary equity grants shortly following the end of each year.

Retirement and Other Benefits

Our named executive officers receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. These benefits include medical, dental, and vision benefits; health savings accounts; short-term and long-term disability insurance; accidental death and dismemberment insurance; and basic life insurance. In addition, to promote preventative health measures, we reimburse all our employees for gym membership.

Our named executive officers are eligible to participate in our 401(k) retirement savings plan on the same basis as our other employees who satisfy the plan’s eligibility requirements. We may make discretionary contributions to the plan in any year, subject to certain limits. In 2012, we made matching contributions under our 401(k) retirement savings plan to all eligible participants.

Generally, we have not provided perquisites or other personal benefits to our named executive officers, other than those offered to our other salaried employees. However, in 2012, we provided our CFO, who resides over 50 miles from our offices in San Francisco, with an apartment in San Francisco for his use on a tax-neutral basis so long as Mr. Aggarwal is required to work in San Francisco. At the time of his hiring in 2011, we believed that without providing this benefit, we would not have been able to induce Mr. Aggarwal to join us and we continued this benefit in 2012. Currently, we do not view perquisites or other personal benefits as a component of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Committee.

Certain Arrangements with Executive Officers

In August 2012, we entered into confirmatory employment letter agreements with Messrs. Flint and Farnedi that confirm the terms of their employment with us. In addition, the initial terms and conditions of employment for Messrs. Aggarwal, Levine and Darling are set forth in written offer letter agreements. Each of the agreements with our named executive officers was negotiated on our behalf by our CEO, who consulted with our board of directors, except for our confirmatory employment letter agreement with Mr. Flint, which was negotiated on our behalf by our board of directors. We believe that the confirmatory employment letter and offer letter agreements were necessary to induce these individuals to forego other opportunities or, in the case of the offer letter agreements, to leave their current employment for the uncertainty of a demanding position in a new and unfamiliar organization.

In filling these executive positions, we recognized that it would be necessary to recruit candidates with the requisite experience and skills. Accordingly, we sought to develop competitive compensation packages to attract qualified candidates who could fill our most critical positions. At the same time, we were sensitive to the need to integrate new executive officers into our existing executive compensation structure, balancing both competitive and internal equity considerations.

For a summary of the material terms and conditions of these executive offer letter agreements, see “—Executive Confirmatory Employment Letter and Offer Letter Agreements.”

Severance and Change in Control Arrangements

The confirmatory employment letter and offer letter agreements and/or equity award agreements entered into with certain of our named executive officers provide certain protections in the event of their termination of employment under specified circumstances, including following a change in control of our company. We believe that these protections serve our executive retention objectives by helping our named executive officers maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event of certain qualifying terminations of employment or a transaction that could result in a change in control of our company. The terms of these agreements were determined after review by our board of directors of our retention goals for each named executive officer. For a summary of the material terms and conditions of these severance and change in control arrangements, see the section titled “—Potential Payments Upon Termination or Change in Control.”

Other Compensation Policies

Stock Ownership Guidelines

At this time, the Committee has not adopted stock ownership guidelines with respect to our named executive officers, although it may consider doing so in the future. In connection with our initial public offering, we established an insider trading policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock.

Compensation Recovery Policy

At this time, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. The Committee intends to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Tax and Accounting Treatment of Compensation

Deductibility of Executive Compensation

Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly-held corporation for any remuneration in excess of $1 million paid in any taxable year to its chief executive officer and to certain other highly compensated officers. Remuneration in excess of $1 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Internal Revenue Code.

Under a certain Section 162(m) exception, certain compensation paid pursuant to a compensation plan in existence before the effective date of the IPO will not be subject to the $1 million limitation until the earliest of: (i) the expiration of the compensation plan, (ii) a material modification of the compensation plan (as determined under Section 162(m)), (iii) the issuance of all the employer stock and other compensation allocated under the compensation plan, or (iv) the first meeting of stockholders at which directors are elected after the close of the third calendar year following the year in which the offering occurs. We expect that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers under the “performance-based compensation” exemption from the deductibility limit. As such, in approving the amount and form of compensation for our executive officers in the future, we will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). The Committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit under Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Internal Revenue Code during fiscal 2012, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement. Sections 280G and 4999 of the Internal Revenue Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an executive officer, director, or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the Internal Revenue Code.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, formerly known as SFAS 123(R), for our equity-based awards. ASC Topic 718 requires companies to measure the compensation expense for all equity-based payment awards made to employees and directors, including stock options and restricted stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their equity-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Risk Assessment and Compensation Practices

Our management assesses and discusses with the Committee our compensation policies and practices for our employees as they relate to our overall risk management, and based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The Committee has reviewed and discussed the section captioned “Executive Compensation,” included in this annual report on Form 10-K, with management and, based on such review and discussion, the compensation committee has recommended to our board of directors that this “Executive Compensation” section be included in this annual report on Form 10-K and in our proxy statement for our annual meeting of stockholders.

Submitted by the Compensation Committee of the board of directors:

Gregory Waldorf (Chair)

Theresia Gouw

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer or principal financial officer at any time during fiscal 2012, and our three other named executive officers who were serving as executive officers as of December 31, 2012. These individuals were our named executive officers for fiscal 2012.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)			Bonus ($)			Non-Equity Incentive Plan Compensation ($) (2)		All Other Compensation ($) (3)			Total ($)
Peter Flint
Chief Executive Officer	2012 2011	$278,917 241,667	$	— 674,654		$	— —		$	— —	$	— —		$278,917 916,321
Sami Inkinen
Former President*	2012 2011	72,917 233,333		124,874 551,990	(6)		— —			— —		142,201 7,000	(7)	339,992 792,323
Sean Aggarwal
Chief Financial Officer	2012 2011	256,000 37,500		48,877 664,780	(6)		— 50,000	(4)		— 14,247		87,489 6,207	(5)	392,366 772,734
Paul Levine
Chief Operating Officer	2012 2011	264,180 220,673		— 1,171,840			— —			— 48,219		6,933 5,833		271,113 1,446,565
Daniele Farnedi
Vice President of Engineering	2012 2011	220,323 200,833		131,328 116,626			— —			— 23,000		6,106 6,662		357,757 347,121
Scott Darling
Vice President, General Counsel, and Corporate Secretary	2012 2011	226,462 39,219		19,551 265,912	(6)		— —			— 8,356		8,750 —		254,763 313,487

*	Mr. Inkinen resigned as our President in March 2012, but continues to serve as a member of our board of directors.
(1)

The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer in fiscal 2012, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the stock-based compensation note to our audited financial statements included in this Annual Report on Form 10-K.

(2)

The amounts reported represent performance-based awards earned by each named executive officer based on the achievement of certain of our company and individual management goals and the individual’s target incentive compensation amount, pro-rated for fiscal 2011 based on their hire date, if applicable. The material terms of the incentive compensation awards are described in the section titled “—Executive Compensation Philosophy and Objectives—Elements of Executive Compensation—Annual Incentive Compensation.” The amounts were paid in February 2012.

(3)	Unless otherwise described in the footnotes below, the amounts reported represent the amount of the matching contributions made by us to the named executive officer’s account under our 401(k) plan.
(4)	The amount represents a $50,000 sign-on bonus for Mr. Aggarwal earned in November 2011 when he joined, which was paid in January 2012.
(5)

Of the amount reported, $84,055 represents costs incurred by and reimbursed to Mr. Aggarwal in fiscal 2012 for housing costs in San Francisco, as further discussed in “—Executive Confirmatory Employment Letter and Offer Letter Agreements—Sean Aggarwal.”

(6)

Of the amount reported, the following represents the incremental fair value, calculated in accordance with ASC Topic 718, as a result of material modifications to stock options: (i) Sami Inkinen, $39,614 (as a result of the extension of the post-termination exercise period provided in the Transition Agreement), (ii) Sean Aggarwal, $48,844 (as a result of removing the 12-month vesting cliff of Mr. Aggarwal’s sign-on stock option) and (iii) Scott Darling, $19,551 (as a result of removing the 12-month vesting cliff of Mr. Darling’s sign-on stock option).

(7)

Of the amount reported, $114,583 reflects a cash severance payment made to Mr. Inkinen pursuant to the Transition Agreement that we entered into with him in connection with his termination of employment, and $25,801 of the amount reported reflects payment of accrued vacation.

Grants of Plan-Based Awards 2012

The following table presents information regarding grants of plan-based awards made to our named executive officers during fiscal 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			All Other Option Awards: Number of Securities Underlying Options #		Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Option Awards ($) (3)
Name	Grant Date	Threshold	Target
Peter Flint	—	—	$110,000	(4)	—		$—	$—
Sami Inkinen	9/19/2012	—	100,000	(5)	10,500	(10)	17.00	85,260
Sean Aggarwal	—	—	100,000	(6)	—		—	—
Paul Levine	—	—	100,000	(7)	—		—	—
Daniele Farnedi	7/27/2012	—	31,000	(8)	13,096	(11)	16.53	103,197
	7/27/2012	—	—		3,570	(11)	16.53	28,132
Scott Darling	—	—	50,000	(9)	—		—	—

(1)

The amounts represent target performance-based amounts payable at the time the grants of awards were made and assume the achievement of the corporate and individual components at the target levels for 2012. Payments under this plan are not subject to a minimum payment requirement but are subject to a maximum payment at the target amount. The material terms of the awards are discussed in the section titled “—Executive Compensation Philosophy and Objectives—Elements of Executive Compensation—Annual Incentive Compensation.”

(2)

The exercise price is set at the fair market value per share of our common stock on the grant date. For a discussion of our methodology for determining the fair value of our common stock, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

(3)

The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer in fiscal 2012, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our audited financial statements included in this Annual Report on Form 10-K.

(4)	Mr. Flint did not receive an annual incentive bonus for fiscal 2012. The targets underlying this bonus were not achieved and no bonus was paid.
(5)	Mr. Inkinen did not receive an annual incentive bonus for fiscal 2012. His employment was terminated prior to the end of the fiscal year and he was not eligible for a payment.
(6)	Mr. Aggarwal was eligible to receive a $100,000 annual incentive bonus, subject to specific performance metrics. The targets underlying this bonus were not achieved and no bonus was paid.
(7)	Mr. Levine was eligible to receive a $100,000 annual incentive bonus, subject to specific performance metrics. The targets underlying this bonus were not achieved and no bonus was paid.
(8)	Mr. Farnedi was eligible to receive a $31,000 annual incentive bonus, subject to specific performance metrics. The targets underlying this bonus were not achieved and no bonus was paid.
(9)	Mr. Darling was eligible to receive a $50,000 annual incentive bonus, subject to specific performance metrics. The targets underlying this bonus were not achieved and no bonus was paid.
(10)

The stock option granted to Mr. Inkinen is not immediately exercisable and will vest in 9 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date.

(11)

The stock options granted to Mr. Farnedi are not immediately exercisable and will vest in 48 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date. In the event Mr. Farnedi’s employment is either terminated by us without cause or he resigns for good reason within 12 months following a change in control, then, in each case, Mr. Farnedi will be entitled to accelerated vesting in 50% of the then-unvested shares subject to the stock option.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers at the end of fiscal 2012:

	Option Awards (1)
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Peter Flint	9/22/2009	(2)	266,339		61,465	$4.29	2/7/2021
Sami Inkinen	10/1/2012	(3)	2,333		8,167	17.00	9/19/2022
Sean Aggarwal	11/9/2011		241,772	(5)	—	5.55	11/8/2021
Paul Levine	2/14/2011		197,356		290,204	4.29	5/10/2021
Daniele Farnedi	1/18/2007		132,254		—	0.15	1/30/2017
	1/18/2011	(2)	27,152		29,514	4.29	2/7/2021
	7/27/2012	(4)	1,388		15,278	16.53	7/27/2022
Scott Darling	10/31/2011		19,506		68,502	5.55	11/8/2021

(1)

Each stock option was granted pursuant to our 2005 Plan. Unless otherwise described in the footnotes below, the stock options are not immediately exercisable. Unless otherwise described in the footnotes below, the shares of common stock subject to such stock options will vest over a four-year period, with 25% of the shares to vest upon completion of one year of service measured from the vesting commencement date, and the balance will vest in 36 successive equal monthly installments upon the completion of each additional month of service thereafter.

(2)

These stock options were granted to Messrs. Flint, Inkinen, and Farnedi on February 8, 2011. These options will vest in 48 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date.

(3)

This stock option was granted to Mr. Inkinen on September 19, 2012. This option will vest in 9 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date.

(4)

This stock option was granted to Mr. Farnedi on July 27, 2012. These options will vest in 48 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date. In the event Mr. Farnedi’s employment is either terminated by us without cause or he resigns for good reason within 12 months following the change in control, then in each case, Mr. Farnedi will be entitled to accelerated vesting in 50% of the then-unvested shares subject to the stock option.

(5)

The stock option granted to Mr. Aggarwal is immediately exercisable for any or all of the shares subject thereto. However, 176,293 unvested shares purchased under such option will be subject to repurchase by us, at the lower of the original price paid per share or the current fair market value per share, should he cease to provide services to us prior to vesting in those shares.

Option Exercises and Stock Vested

The following table presents information concerning the exercise of options during fiscal 2012 for each of our named executive officers.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Peter Flint	—	$—
Sami Inkinen	201,150	2,397,708
Sean Aggarwal	—	—
Paul Levine	48,200	516,222
Daniele Farnedi	20,300	301,455
Scott Darling	8,700	82,215

(1)	Reflects the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan during 2012.

Executive Confirmatory Employment Letter and Offer Letter Agreements

Peter Flint

We entered into a confirmatory employment letter agreement with Mr. Flint, our CEO, in August 2012. The confirmatory employment letter agreement has no specific term and constitutes at-will employment. Mr. Flint is eligible for an annual incentive bonus of $110,000, subject to achievement of specific performance metrics. In addition, Mr. Flint was eligible for a one-time rollover bonus of $55,000 in the six months ended June 30, 2012 that was not earned.

Sami Inkinen

We had not entered into an employment agreement or offer letter agreement with Mr. Inkinen. In 2012, in connection with his termination of employment, we entered into a transition agreement with Mr. Inkinen. For a summary of the material terms and conditions of the transition agreement, see “—Sami Inkinen Transition Agreement.”

Sean Aggarwal

We entered into an offer letter agreement with Mr. Aggarwal, our CFO, in October 2011. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Aggarwal was provided with a $50,000 sign-on bonus payable within 30 days of his joining us. The sign-on bonus is subject to repayment if Mr. Aggarwal resigns within 12 months of his start date. Mr. Aggarwal is eligible for an annual incentive bonus of $100,000, subject to achievement of specific performance metrics. Mr. Aggarwal’s offer letter agreement provides that, in the event his employment is either terminated by us without “cause” (as defined below) or he resigns for “good reason” (as defined below), within 12 months following a change in control, then, in each case, Mr. Aggarwal will be entitled to accelerated vesting in 50% of the then-unvested shares subject to his sign-on stock option award. Also, we reimburse Mr. Aggarwal for an apartment in San Francisco on a tax-neutral basis so long as Mr. Aggarwal is required to work in San Francisco.

Paul Levine

We entered into an offer letter agreement with Mr. Levine, our COO, in February 2011. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Levine is eligible for an annual incentive bonus of $100,000, subject to achievement of specific performance metrics. Mr. Levine’s offer letter agreement provides that, in the event his employment is either terminated by us without “cause” (as defined below) or he resigns for “good reason” (as defined below), within 12 months following a change in control, then, in each case, Mr. Levine will be entitled to accelerated vesting in 50% of the then-unvested shares subject to his sign-on stock option award.

Daniele Farnedi

We entered into a confirmatory employment letter agreement with Mr. Farnedi, our Vice President, Engineering, in August 2012. The confirmatory employment letter agreement has no specific term and constitutes at-will employment. Mr. Farnedi’s confirmatory employment letter agreement provides that Mr. Farnedi is eligible for an annual incentive bonus of $31,000, subject to achievement of specific performance metrics. Mr. Farnedi’s confirmatory employment letter agreement provides that, in the event his employment is either terminated by us without “cause” (as defined below) or he resigns for “good reason” (as defined below), within 12 months following a change in control, then, in each case, Mr. Farnedi will be entitled to accelerated vesting in 50% of the then-unvested shares subject to the stock option granted to Mr. Farnedi in February 2011 and July 2012.

Scott Darling

We entered into an offer letter agreement with Mr. Darling, our Vice President, General Counsel, and Corporate Secretary, in October 2011. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Darling is eligible for an annual incentive bonus of $50,000, subject to achievement of specific performance metrics. Mr. Darling’s offer letter agreement provides that, in the event his employment is either terminated by us without “cause” (as defined below) or he resigns for “good reason” (as defined below), within 12 months following a change in control, then, in each case, Mr. Darling will be entitled to accelerated vesting in 50% of the then-unvested shares subject to his sign-on stock option award.

Definitions of Terms

For purposes of the offer letter agreements and confirmatory employment letter agreement with Mr. Farnedi, “cause” means dishonesty, fraud, serious misconduct, unauthorized use or disclosure of confidential information or trade secrets, or conduct prohibited by criminal law (except minor violations), in each case as determined by our board of directors, whose determination shall be conclusive and binding.

For purposes of the offer letter agreements of Messrs. Aggarwal, Levine, and Darling and the confirmatory employment letter agreement with Mr. Farnedi, “good reason” means:

•	A reduction in base compensation of greater than 25% due to a change in control;

•	The executive is subjected to discrimination, harassment or abuse as a result of race, color, religion, creed, sex, age, national origin, sexual orientation, or disability; or

•	Upon our or our successor’s request, the executive refuses to relocate to a facility or location outside the San Francisco Bay Area.

Sami Inkinen Transition Agreement

We entered into a transition agreement and release with Sami Inkinen, our former President, dated March 28, 2012. The agreement provides that Mr. Inkinen’s employment terminated on March 31, 2012 and in consideration for executing a release, Mr. Inkinen received: (1) continuing payments of his then-current base salary for six months; (2) continued eligibility to receive the rollover bonus described above on a pro-rated basis, subject to achievement of the 2012 performance measures; (3) reimbursement for mobile phone, voice, and data service expenses, up to $200 per month, for six months; and (4) COBRA reimbursements for a period of six months, or until Mr. Inkinen has secured other employment and has become eligible for health benefits from such new employer, whichever occurs first. Mr. Inkinen was paid $114,583 in severance pursuant to his Transition Agreement and also a payment of $25,801 in accrued vacation.

As a part of the transition agreement, Mr. Inkinen agreed to continue to serve as a member of our board of directors until at least December 31, 2013. We will reimburse Mr. Inkinen for reasonable travel and other incidental expenses approved by us related to director service, so long as Mr. Inkinen provides us with appropriate receipts or other relevant documentation.

The transition agreement also provides that Mr. Inkinen will continue to vest in his outstanding stock option through September 30, 2012. Mr. Inkinen will be entitled to exercise his outstanding stock option until the later of one year after Mr. Inkinen ceases to provide any services to us or December 31, 2013 (but in no event later than the original 10-year expiration date set forth in the grant notice related to such stock option).

Potential Payments Upon Termination or Change in Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of our named executive officers. For purposes of the table, a qualifying termination of employment is considered “in connection with a change in control” if such involuntary termination without cause or voluntary termination for good reason occurs within the period 12 months, unless otherwise described in the footnotes below, following the “change in control” (as defined in each agreement). Payments and benefits are estimated assuming that the triggering event took place on December 31, 2012. There can be no assurance that an actual triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Named Executive Officer	Accelerated Vesting of Options ($) (1)
Peter Flint	$734,507	(2)
Sami Inkinen	—	(3)
Sean Aggarwal	942,286	(4)
Paul Levine	1,733,969	(5)
Daniele Farnedi	176,346	(6)
Scott Darling	366,143	(7)

(1)

The amounts represent the intrinsic value of the stock options that would vest on an accelerated basis in connection with such termination. Such intrinsic value is determined by multiplying (a) the amount by which the fair market value per share of our common stock on December 31, 2012 of $16.24 exceeded the exercise price per share in effect under each option by (b) the number of unvested shares that vest on an accelerated basis under such option.

(2)

We have entered into an agreement with Mr. Flint that provides for 25% acceleration of unvested shares following a change in control and 100% acceleration of unvested shares if, within 12 months following a change in control, Mr. Flint is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for good reason (as defined in the notice of grant). As of December 31, 2012, 61,465 shares of common stock subject to Mr. Flint’s option would have accelerated if his employment had been terminated in connection with a change in control.

(3)

We have entered into an agreement with Mr. Inkinen that provides for 100% acceleration of unvested shares following a change in control. As of December 31, 2012, 8,167 shares of common stock subject to Mr. Inkinen’s option would have accelerated in connection with a change in control.

(4)

We have entered into an agreement with Mr. Aggarwal that provides for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Aggarwal is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for good reason (as defined in the notice of grant). As of December 31, 2012, 88,147 shares of common stock subject to Mr. Aggarwal’s option would have accelerated if his employment had been terminated in connection with a change in control.

(5)

We have entered into an agreement with Mr. Levine that provides for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Levine is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for good reason (as defined in the notice of grant). As of December 31, 2012, 145,102 shares of common stock subject to Mr. Levine’s option would have accelerated if his employment had been terminated in connection with a change in control.

(6)

We have entered into an agreement with Mr. Farnedi that provides for 50% acceleration of unvested shares subject to his February 2011 and July 2012 stock option grants if, within 12 months following a change in control, Mr. Farnedi is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for good reason (as defined in the notice of grant). As of December 31, 2012, 22,396 shares of common stock subject to Mr. Farnedi’s option would have accelerated if his employment had been terminated in connection with a change in control.

(7)

We have entered into an agreement with Mr. Darling that provides for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Darling is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for good reason (as defined in the notice of grant). As of December 31, 2012, 34,251 shares of common stock subject to Mr. Darling’s option would have accelerated if his employment had been terminated in connection with a change in control.

Employee Benefit and Stock Plans

2012 Equity Incentive Plan

Our board of directors has adopted, and our stockholders have approved, a 2012 Equity Incentive Plan, or the 2012 Plan. The 2012 Plan became effective on the business day immediately prior to the effective date of the registration statement in connection with our IPO. The 2012 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.

Authorized Shares. As of December 31, 2012, a total of 2,370,000 shares of our common stock have been reserved for issuance pursuant to the 2012 Plan, which number excludes the 1,102,112 shares that were added to the 2012 Plan as a result of the automatic annual increase on January 1, 2013. In addition, the shares reserved for issuance under the 2012 Plan also include shares returned to the 2005 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2012 Plan pursuant to this provision is 1,000,000 shares). The number of shares available for issuance under the 2012 Plan will also include an annual increase on the first day of each fiscal year, equal to the least of:

•	2,100,000 shares;

•	4% of the outstanding shares of our common stock as of the last day of our immediately preceding year; or

•	such other amount as our board of directors may determine.

Plan Administration. Our board of directors or the Committee will administer the 2012 Plan. Subject to the provisions of the 2012 Plan, the administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards, and the form of consideration, if any, payable upon exercise. The administrator also has the authority to amend existing awards to reduce their exercise price, to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator, and to institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a higher or lower exercise price.

Stock Options. The exercise price of options granted under the 2012 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any employee who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value of our common stock on the grant date. Subject to the provisions of the 2012 Plan, the administrator determines the term of all other options. After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2012 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of shares of our common stock between the exercise date and the date of grant. Subject to the provisions of the 2012 Plan, the administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock. Restricted stock may be granted under the 2012 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director, or consultant. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units. Restricted stock units may be granted under the 2012 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. The administrator determines the terms and conditions of restricted stock units, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Performance Units and Performance Shares. Performance units and performance shares may be granted under the 2012 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator prior to the grant date. Performance shares shall have an initial value equal to the fair market value of our common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Outside Directors. The 2012 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2012 Plan.

Non-Transferability of Awards. Unless the administrator provides otherwise, the 2012 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain Adjustments. In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2012 Plan, the administrator will adjust the number and class of shares that may be delivered under the Plan and/or the number, class, and price of shares covered by each outstanding award, and the numerical share limits set forth in the 2012 Plan. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control. The 2012 Plan provides that in the event of a merger or change in control, as defined under the 2012 Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. If the service of an outside director is terminated on or following a change in control, other than pursuant to a voluntary resignation, his or her options, restricted stock units and stock appreciation rights, if any, will vest fully and become immediately exercisable, all restrictions on his or her restricted stock will lapse, all performance goals or other vesting requirements for his or her performance shares and units will be deemed achieved at 100% of target levels, and all other terms and conditions will be deemed met.

Amendment, Termination. Our board of directors has the authority to amend, suspend, or terminate the 2012 Plan provided such action does not impair the existing rights of any participant. The 2012 Plan automatically terminates in 2022, unless we terminate it sooner.

2005 Stock Incentive Plan, as amended

Our board of directors adopted our 2005 Plan in June 2005, and our stockholders approved it in June 2005. Our 2005 Plan was most recently amended in February 2012. The 2005 Plan was terminated in connection with our initial public offering, but will continue to govern awards previously granted thereunder.

Authorized Shares. The 2005 Plan has terminated and no shares are available for the grant of future equity awards thereunder. Our 2005 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock awards, restricted stock, and restricted stock units. As of December 31, 2012, options to purchase 3,361,873 shares of our common stock remained outstanding under our 2005 Plan.

Plan Administration. The Committee currently administers our 2005 Plan. Subject to the provisions of our 2005 Plan, the administrator has the power to interpret and administer our 2005 Plan and any agreement thereunder and to determine the terms of awards (including the recipients), the number of shares subject to each award, the exercise price (if any), the fair market value of a share of our common stock, the vesting schedule applicable to the awards together with any vesting acceleration, and the terms of the award agreement for use under our 2005 Plan. The administrator may, at any time, authorize the issue of new awards for the surrender and cancellation of any outstanding award with the consent of a participant. The administrator may also buy out an award previously granted for cash, shares, or other consideration as the administrator and the participant may agree.

Options. Stock options may be granted under our 2005 Plan. The exercise price per share of all options must equal at least 85% of the fair market value per share of our common stock on the date of grant, and the exercise price per share of incentive stock options must equal at least 100% of the fair market value per share of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years. An incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of our stock, or any parent or subsidiary corporations, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value per share of our common stock on the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares, or certain other property, or other consideration acceptable to the administrator. After the termination of service of an employee, director, or consultant, the participant may generally exercise his or her options, to the extent vested as of such date of termination, for three months after termination. If termination is due to death, disability or retirement, the option will generally remain exercisable, to the extent vested as of such date of termination, until the one-year anniversary of such termination. However, in no event may an option be exercised later than the expiration of its term. If termination is for cause, then an option automatically expires upon first notification to the participant of such termination.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2005 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of shares of our common stock between the exercise date and the date of grant. Subject to the provisions of the 2005 Plan, the administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right granted in tandem with an option will be equal to the exercise price of the related option.

Stock Awards. Stock awards may be granted under our 2005 Plan. Stock awards are grants of shares of our common stock, the rights of ownership of which are not subject to restrictions prescribed by the administrator.

Restricted Stock. Restricted stock may be granted under our 2005 Plan. Restricted stock awards are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest, and the restrictions on such shares will lapse, in accordance with terms and conditions established by the administrator.

Stock Units. Stock units may be granted under the 2005 Plan. Stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. The administrator determines the terms and conditions of restricted stock units, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion may accelerate the time at which any restrictions will lapse or be removed.

Transferability of Awards. Our 2005 Plan generally does not allow for the transfer of awards, and only the recipient of an award may exercise such an award during his or her lifetime.

Certain Adjustment. In the event of certain changes in our capitalization, the number of shares reserved under our 2005 Plan, the exercise prices of and the number of shares subject to outstanding options, and the purchase price of and the numbers of shares subject to outstanding awards will be proportionately adjusted, subject to any required action by our board of directors.

Merger or Change in Control. Our 2005 Plan provides that, in the event of a merger, change in control, or other company transaction, as defined under our 2005 Plan, each outstanding award may be assumed or substituted for an equivalent award. In the event that awards are not assumed or substituted for, then the vesting of outstanding awards will be accelerated, and stock options will become exercisable in full prior to such corporate transaction. Stock options will then generally terminate immediately prior to the corporate transaction.

Amendment, Termination. Our board of directors may amend our 2005 Plan at any time, provided that such amendment does not impair the rights under outstanding awards without the award holder’s written consent. Upon completion of the IPO, our 2005 Plan was terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.

SMT Bonus Plan

Our SMT Bonus Plan, or the Bonus Plan, was adopted by the Committee in March 2012. The Bonus Plan allows the Committee to provide cash incentive awards to selected executives, officers, or key employees, including our named executive officers, based upon performance goals established by the Committee.

Under the Bonus Plan, the Committee determines the performance goals applicable to any award, which goals may include, without limitation: attainment of research and development milestones; bookings; business divestitures and acquisitions; cash flow; cash position; contract awards or backlog; customer renewals; customer retention rates from an acquired company, business unit, or division; earnings (which may include earnings before interest, taxes, depreciation and amortization, earnings before taxes, and net earnings); earnings per share; expenses; gross margin; growth in stockholder value relative to the moving average of the S&P 500 Index or another index; internal rate of return; inventory turns; inventory levels; market share; net income; net profit; net sales; new product development; new product invention or innovation; number of customers; operating cash flow; operating expenses; operating income; operating margin; overhead or other expense reduction; product defect measures; product release timelines; productivity; profit; return on assets; return on capital; return on equity; return on investment; return on sales; revenue; revenue growth; sales results; sales growth; stock price; time to market; total stockholder return; working capital; and individual objectives such as peer reviews or other subjective or objective criteria. Performance goals that include our financial results may be determined in accordance with GAAP or such financial results may consist of non-GAAP financial measures and any actual results may be adjusted by the Committee for one-time items or unbudgeted or unexpected items when determining whether the performance goals have been met. The goals may be on the basis of any factors the Committee determines relevant, and may be adjusted on an individual, divisional, business unit, or company-wide basis. The performance goals may differ from participant to participant and from award to award.

The Committee may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the Committee’s discretion. The Committee may determine the amount of any reduction on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards are paid in cash only after they are earned, which usually requires continued employment through the date a bonus is paid. Payment of bonuses occurs as soon as administratively practicable after they are earned, but no later than the dates set forth in the Bonus Plan.

The Committee has the authority to amend, alter, suspend or terminate the Bonus Plan provided such action does not impair the existing rights of any participant with respect to any earned bonus.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In fiscal 2012, we made matching contributions into the 401(k) plan. Our contributions to the 401(k) plan are discretionary and fully vested when contributed. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 26, 2013 for:

•	each of our executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 26, 2013 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Trulia, Inc., 116 New Montgomery Street, Suite 300, San Francisco, California 94105.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage of Shares Outstanding
Executive Officers and Directors:
Peter Flint (1)	2,750,467	9.84%
Sean Aggarwal (2)	241,772	*
Paul Levine (3)	242,002	*
Daniele Farnedi (4)	166,904	*
Scott Darling (5)	25,549	*
Erik Bardman (6)	24,500	*
Sami Inkinen (7)	1,912,571	6.91
Robert Moles (8)	109,680	*
Theresia Gouw (9)	3,688,270	13.33
Gregory Waldorf (10)	177,532	*
All executive officers and directors as a group (10 persons) (11)	9,339,247	32.44
5% Stockholders:
Accel IX L.P. (12)	3,681,270	13.31
Fayez Sarofim Investment Partnership No. 5, L.P. (13)	3,558,233	12.87
Caledonia (Private) Investments Pty Limited (14)	3,398,358	12.29
Sequoia Capital XII, L.P. (15)	2,313,807	8.37

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)

Consists of (i) 1,790,207 shares held of record by Mr. Flint, (ii) 666,603 shares held of record by the Peter Flint 2 Year Grantor Retained Annuity Trust for which Mr. Flint serves as trustee, and (iii) 293,657 shares subject to an outstanding option which is exercisable as of April 27, 2013. Mr. Flint has sole voting and investment power with respect to the shares held in the Peter Flint 2 Year Grantor Retained Annuity Trust.

(2)	Consists of 241,772 shares subject to an outstanding option which is exercisable as of April 27, 2013, 85,627 of which will be vested as of April 27, 2013.
(3)	Consists of 207,531 shares subject to an outstanding option which is exercisable as of April 27, 2013, all of which will be vested as of April 27, 2013.
(4)	Consists of 166,904 shares subject to outstanding options which are exercisable as of April 27, 2013, all of which will be vested as of April 27, 2013.
(5)	Consists of 25,549 shares subject to outstanding options which are exercisable as of April 27, 2013, all of which will be vested as of April 27, 2013.
(6)	Consists of 24,500 shares subject to an outstanding option which is exercisable as of April 27, 2013, 20,416 of which will be vested as of April 27, 2013.
(7)	Consists of (i) 1,912,571 shares held of record by Mr. Inkinen and (ii) 7,000 shares of which will be vested as of April 27, 2013.

(8)	Consists of 109,680 shares subject to outstanding options which are exercisable as of April 27, 2013, all of which will be vested as of April 27, 2013.
(9)

Consists of the shares listed in footnote (12) below which are held by entities affiliated with Accel Partners. Ms. Gouw, one of our directors, is one of the managing members of Accel IX Associates L.L.C., the general partner of Accel IX L.P., Accel IX Strategic Partners L.P. and Accel Investors 2005 L.L.C. and, therefore, is deemed to share voting and investment power over the shares held by the entities associated with Accel Partners. Also consists of 7,000 shares of which will be vested as of April 27, 2013.

(10)

Consists of (i) 24,495 shares held of record by Mr. Waldorf; (ii) 12,268 shares held of record by Waldorf 2009 Trust dated June 15, 2009 for which Mr. Waldorf serves as trustee (the “Waldorf 2009 Trust”); (iii) 122,358 shares held of record by GLW 2004 Revocable Trust dated 11/15/2004 for which Mr. Waldorf serves as trustee (the “Waldorf 2004 Trust,” and together with the Waldorf 2009 Trust, the “Waldorf Trusts”); and (iv) 49,000 shares subject to outstanding options which are exercisable as of April 27, 2013, 42,875 of which will be vested as of April 27, 2013. Mr. Waldorf has sole voting and investment power over the Waldorf Trusts’ shares. In addition, Mr. Waldorf is a limited partner in Fayez Sarofim Investment Partnership No. 5, L.P. Mr. Waldorf does not have voting or investment power with respect to the shares held by Fayez Sarofim Investment Partnership No. 5, L.P.

(11)

Consists of (i) 8,206,654 shares beneficially owned by our current directors and executive officers and (ii) 1,132,593 shares subject to outstanding options which are exercisable as of April 27, 2013, 966,239 of which will be vested as of April 27, 2013.

(12)

Consists of (i) 3,137,523 shares held of record by Accel IX, L.P.; (ii) 405,017 shares held of record by Accel IX Strategic Partners L.P.; and (iii) 349,306 shares held of record by Accel Investors 2005 L.L.C. (collectively, “Accel Partners”). James W. Breyer, Kevin J. Efrusy, Ping Li, Arthur C. Patterson, and Theresia Gouw, as managing members of Accel IX Associates L.L.C., the general partner of Accel IX L.P. and Accel IX Strategic Partners L.P., share voting and investment power with respect to the shares held by Accel IX L.P. and Accel IX Strategic Partners L.P. James W. Breyer, Kevin J. Efrusy, Ping Li, Arthur C. Patterson, and Theresia Gouw, as managing members of Accel Investors 2005 L.L.C., share voting and investment power with respect to the shares held by Accel Investors 2005 L.L.C. The principal address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(13)

Consists of 3,558,233 shares held of record by Fayez Sarofim Investment Partnership No. 5, L.P. Fayez Sarofim and Raye G. White, as officers of FSI No. 2 Corporation, the managing general partner of Fayez Sarofim Investment Partnership No. 5, L.P., share voting and investment power with respect to the shares held by Fayez Sarofim Investment Partnership No. 5, L.P. The principal address of Fayez Sarofim Investment Partnership No. 5, L.P. is Two Houston Center, Suite 2907, Houston, Texas 77010

(14)

According to a Schedule 13G filed February 26, 2013, Caledonia (Private) Investments Pty Limited owns 3,398,358 shares of our common stock. The principal address of Caledonia (Private) Investments Pty Limited is Level 18, Gateway, One Macquarie Place, Sydney NSW 2000, Australia.

(15)

Consists of (i) 2,022,036 shares held of record by Sequoia Capital XII, L.P.; (ii) 216,109 shares held of record by Sequoia Capital XII Principals Fund, LLC; and (iii) 75,662 shares held of record by Sequoia Technology Partners XII, L.P. (collectively, “Sequoia Capital”). Michael Goguen, Douglas Leone, Michael Moritz, James J. Goetz, and Roelof F. Botha, as managing members of SC XII Management, LLC, the general partner of Sequoia Capital XII, L.P. and Sequoia Technology Partners XII, L.P., share voting and investment power with respect to the shares held by Sequoia Capital XII, L.P. and Sequoia Technology Partners XII, L.P. Michael Goguen, Douglas Leone, Michael Moritz, James J. Goetz, and Roelof F. Botha, as managing members of SC XII Management, LLC, the managing member of Sequoia Capital XII Principals Fund, LLC, share voting and investment power with respect to the shares held by Sequoia Capital XII Principals Fund, LLC. The principal address of Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed, when required, in the sections titled “Management” and “Executive Compensation” and the registration rights described in the section titled “Description of Capital Stock—Registration Rights,” the following is a description of each transaction since January 1, 2012 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Transition Agreement

We entered into a transitional agreement and release with Sami Inkinen, our former President, dated March 28, 2012. For a more detailed description of this agreement see the Section titled “Executive Compensation—Sami Inkinen Transition Agreement.”

Letter Agreements

In January 2012, we entered into a letter agreement with Gregory Waldorf, a non-employee member of our board of directors. See the section titled “Management—Non-Employee Director Compensation—Gregory Waldorf Letter Agreement” for a more detailed description of this agreement.

In May 2012, we entered into a letter agreement with Erik Bardman, a non-employee member of our board of directors. See the section titled “Management—Non-Employee Director Compensation—Erik Bardman Letter Agreement” for a more detailed description of this agreement.

Investor Rights Agreement

On May 8, 2008, we entered into a Third Amended and Restated Investor Rights Agreement with the holders of our outstanding convertible preferred stock, including entities affiliated with Accel Partners, Fayez Sarofim Investment Partnership, and Sequoia Capital, which each hold more than 5% of our outstanding capital stock, and Peter Flint and Sami Inkinen, our co-founders. As of December 31, 2012, the holders of 15,694,006 shares of our common stock are entitled to rights with respect to the registration of their shares.

Executive Confirmatory Employment Letter and Offer Letter Agreements

We have entered into confirmatory employment letter and offer letter agreements with certain of our executive officers. See the section titled “Executive Compensation—Executive Confirmatory Employment Letter and Offer Letter Agreements” for more information regarding these agreements.

Other Transactions

We have granted stock options to our executive officers and certain of our directors. See the sections titled “Executive Compensation—Grants of Plan-Based Awards Table” and “Management—Non-Employee Director Compensation” for a description of these options.

We have entered into change in control arrangements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits. See the section titled “Executive Compensation—Potential Payments upon Termination or Change in Control” for more information regarding these agreements.

Other than as described above under this section titled “Certain Relationships and Related Person Transactions,” since January 1, 2012, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

Our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended restated bylaws, and in indemnification agreements that we have entered into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

The underwriting agreement in connection with our IPO provides for indemnification by the underwriters of us and our officers, directors and employees for certain liabilities arising under the Securities Act of 1933, or the Securities Act, or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Policies and Procedures for Related Party Transactions

The audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. We have adopted a policy regarding transactions between us and related persons. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions.

Director Independence

See Item 10, “Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to our Proxy Statement for our fiscal 2012 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Allowance for Doubtful Accounts:
Beginning balance	$80	$104	$85
Charged to costs and expenses	95	176	82
Reductions and write-offs	(33)	(200)	(63)

Ending balance	$142	$80	$104

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trulia, Inc.

Date: March 4, 2013	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 4, 2013	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 4, 2013	/s/ ERIK BARDMAN
Erik Bardman
Director

Date: March 4, 2013	/s/ SAMI INKINEN
Sami Inkinen
Director

Date: March 4, 2013	/s/ ROBERT MOLES
Robert Moles
Director

Date: March 4, 2013	/S/ THERESIA GOUW
Theresia Gouw
Director

Date: March 4, 2013	/s/ GREGORY WALDORF
Gregory Waldorf
Director

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-183364	3.4	August 17, 2012

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-183364	3.7	August 17, 2012

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-183364	4.1	September 19, 2012

4.2	Third Amended and Restated Investor Rights Agreement, dated May 8, 2008, by and among the Registrant and certain of its stockholders.	S-1	333-183364	4.4	August 17, 2012

10.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-183364	10.1	August 17, 2012

10.2*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder.	S-1	333-183364	10.2	August 17, 2012

10.3*	Trulia, Inc. 2012 Equity Incentive Plan, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder.	S-1/A	333-183364	10.3	September 19, 2012

10.4*†	Trulia, Inc. SMT Bonus Plan.	S-1	333-183364	10.4	August 17, 2012

10.5*	Outside Director Compensation Policy	10-Q	001-35650	10.2	November 13, 2012

10.6*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Peter Flint.	S-1	333-183364	10.5	August 17, 2012

10.7*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Prashant “Sean” Aggarwal.	S-1	333-183364	10.6	August 17, 2012

10.8*	Employment Offer Letter, dated January 13, 2011, between the Registrant and Paul Levine.	S-1	333-183364	10.7	August 17, 2012

10.9*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Scott Darling.	S-1	333-183364	10.8	August 17, 2012

10.10*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Daniele Farnedi.	S-1	333-183364	10.9	August 17, 2012

10.11*	Letter Agreement, dated January 5, 2012, between the Registrant and Gregory Waldorf.	S-1	333-183364	10.10	August 17, 2012

10.12*	Letter Agreement, dated May 23, 2012, between the Registrant and Erik Bardman.	S-1	333-183364	10.11	August 17, 2012

10.13*	Transition Agreement and Release, dated March 28, 2012, between the Registrant and Sami Inkinen.	S-1	333-183364	10.12	August 17, 2012

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.14†	Platform Services Agreement, dated June 19, 2012, between the Registrant and Move Sales, Inc.	S-1/A	333-183364	10.13	September 19, 2012

10.15	Master Service Agreement, dated June 2, 2008, between the Registrant and Equinix Operating Co., Inc.	S-1	333-183364	10.14	August 17, 2012

10.16	Lease, dated May 20, 2010, between the Registrant and CWR Holdings LLC and Broad Street San Francisco LLC.	S-1	333-183364	10.15	August 17, 2012

10.17	Multi-Tenant Office Lease, dated January 24, 2011, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1	333-183364	10.16	August 17, 2012

10.18	First Amendment to Multi-Tenant Office Lease, dated August 31, 2012, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1/A	333-183364	10.17	September 19, 2012

10.19	Lease, dated October 1, 2012, between the Company and Douglas G. Moore and Maclean Properties, LLC, as amended	10-Q	001-35650	10.1	September 30, 2012

10.20	Loan and Security Agreement, dated September 15, 2011, between the Registrant and Hercules Technology Growth Capital, Inc., as amended.	S-1	333-183364	10.17	August 17, 2012

10.21	Third Amendment to Loan and Security Agreement, dated February 20, 2013, between the Registrant and Hercules Technology Growth Capital, Inc.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.