Form 10-Q
period 2013-03-31
TRULIA, INC.
filed 2013-05-13
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, 32,158,705 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,336	$100,017
Accounts receivable, net of allowance for doubtful accounts of $163 and $142 as of March 31, 2013 and December 31, 2012, respectively	7,450	6,095
Prepaid expenses and other current assets	1,586	1,413

Total current assets	223,372	107,525
Restricted cash	385	385
Property and equipment, net	8,294	7,069
Goodwill	2,155	2,155
Other assets	1,520	1,830

TOTAL ASSETS	$235,726	$118,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$543	$525
Accrued liabilities	4,311	2,916
Accrued compensation and benefits	4,578	4,500
Deferred revenue, current portion	14,713	13,296
Deferred rent, current portion	512	444
Capital lease liability, current portion	146	217
Long-term debt, current portion	3,646	2,665
Other current liabilities	330	330

Total current liabilities	28,779	24,893
Deferred revenue, net of current portion	101	—
Deferred rent, net of current portion	357	407
Capital lease liability, net of current portion	—	16
Long-term debt, net of current portion	6,149	7,094
Other long-term liabilities	20	20

Total liabilities	35,406	32,430

Commitments and contingencies (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001 per share as of March 31, 2013, 20,000,000 shares authorized as of March 31, 2013 and December 31, 2012; no shares issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, par value of $0.00001 as of March 31, 2013 and December 31, 2012: 1,000,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 32,084,152 and 27,552,818 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	249,427	133,659
Accumulated deficit	(49,107)	(47,125)

Total stockholders’ equity	200,320	86,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,726	$118,964

See accompanying notes to financial statements.

TRULIA, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$24,002	$12,162
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	3,181	2,205
Technology and development	4,897	4,646
Sales and marketing	12,293	6,075
General and administrative	5,172	2,971

Total cost and operating expenses	25,543	15,897
Loss from operations	(1,541)	(3,735)
Interest income	26	3
Interest expense	(236)	(252)
Change in fair value of warrant liability	—	(216)

Loss before provision for income taxes	(1,751)	(4,200)
Provision for income taxes	(231)	—

Net loss attributable to common stockholders	$(1,982)	$(4,200)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.61)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,427,025	6,882,065

See accompanying notes to financial statements.

TRULIA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,982)	$(4,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,360	797
Stock-based compensation	1,392	465
Provision for doubtful accounts	22	21
Change in fair value of warrant liability	—	216
Amortization of debt discount	35	45
Amortization of debt issue cost	7	8
Changes in operating assets and liabilities:
Accounts receivable	(1,377)	(92)
Prepaid expenses and other current assets	(173)	8
Other assets	—	42
Accounts payable	42	443
Accrued liabilities	354	664
Accrued compensation and benefits	78	500
Deferred rent	18	(11)
Deferred revenue	1,518	2,191
Other long-term liabilities	—	13

Net cash provided by operating activities	1,294	1,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and deposits	248	—
Maturities of short-term investments	—	2,200
Purchases of property and equipment	(2,423)	(1,108)

Net cash provided by (used in) investing activities	(2,175)	1,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the follow-on public offering, net of underwriting discounts	114,056	—
Payments of costs related to the follow-on public offering	(65)	—
Repayments on capital lease liability	(87)	(73)
Proceeds from exercise of stock options	1,296	253

Net cash provided by financing activities	115,200	180

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,319	2,382
CASH AND CASH EQUIVALENTS—Beginning of period	100,017	7,041

CASH AND CASH EQUIVALENTS—End of period	214,336	9,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$191	$197

Cash paid for income taxes	$231	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred IPO/follow-on public offering costs	$1,024	$64

Stock-based compensation capitalized in product development costs	$113	$8

Purchase of equipment under capital leases	$—	$119

Net change related to purchase of equipment in accounts payable and accrued liabilities	$(7)	$(373)

Number of common warrants exercised in a net settlement transaction	56,054	$—

See accompanying notes to financial statements.

TRULIA, INC.

Notes to Condensed Financial Statements

1.	Organization and Description of Business

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

Follow-on Public Offering

In March 2013, the Company completed its follow-on public offering in which the Company sold an aggregate of 4,025,000 shares of its common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. The Company received aggregate net proceeds of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the offering. The Company did not receive any of the proceeds from the sales of shares by the selling stockholders.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 4, 2013. The condensed balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2013, our results of operations for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012. The results of the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; useful lives of property and equipment; recoverability of long-lived assets; determination of fair value of the Company’s common stock, stock options and preferred and common stock warrants; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 4, 2013.

Comprehensive Loss

During the three months ended March 31, 2013 and 2012, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying value of the restricted cash approximates its fair value due to the short period of time to maturity of the underlying certificates of deposit. Long-term debt is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company. As of March 31, 2012 the Company was holding preferred stock warrants for which their carrying amount represented their fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or the liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2013 and December 31, 2012 the Company’s financial instruments consisted of Level I assets and liabilities. Level I assets include highly liquid money market funds that are classified as cash and cash equivalents, and certificates of deposit that are included in restricted cash. Level I liabilities consist of long-term debt. As of March 31, 2012 the Company carried a Level III liability related to the preferred stock warrants then outstanding. The fair value of the outstanding preferred stock warrants was measured upon issuance and at each subsequent period end using a Monte Carlo model until the Company’s IPO in September 2012, in connection with which this liability was remeasured to fair value in August 2012 and the remaining value was reclassified as additional paid-in capital. Inputs used to determine the estimated fair value of the warrant liability in the first quarter of 2012 included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the underlying stock.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2013-12 requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This pronouncement is effective for fiscal years beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. During the three months ended March 31, 2013 the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

3.	Fair Value Measurements

As of March 31, 2013 and December 31, 2012 the Company measured and reported its cash equivalents and restricted cash at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds, the restricted cash consists of certificates of deposit. The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of March 31, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,682	$—	$—	$6,682
Restricted cash	385	—	—	385

Total financial assets	$7,067	$—	$—	$7,067

	As of December 31, 2012
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,681	$—	$—	$6,681
Restricted cash	385	—	—	385

Total financial assets	$7,066	$—	$—	$7,066

The Company’s cash equivalents include all credit card and debit card transactions that process within one business day. The amounts due from third party merchant processors for these transactions that are included in the cash equivalents totaled $467,000 and $135,000 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2012 the Company carried a preferred stock warrant liability in which the fair value was measured using a Monte Carlo model, and classified it as a Level III liability instrument. As discussed in Note 2, the underlying preferred stock warrants converted into common stock warrant in the Company’s IPO and the preferred stock warrant liability was reclassified as additional paid-in capital. The warrants were net exercised in February 2013 and were no longer outstanding as of March 31, 2013. The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Fair value—beginning of period	$—	$297
Issuance of preferred stock warrants	—	—
Change in fair value of Level III financial liabilities	—	216
Reclassification of warrant liability to stockholders’ equity	—	—

Fair value—end of period	$—	$513

The Company determined the fair value of the outstanding convertible preferred stock warrants as of March 31, 2012 using the following assumptions:

As of March 31, 2012
Estimated term (in years)	0.8
Risk-free interest rate	0.2%
Expected volatility	70%
Expected dividend yield	0%

The gains and losses from remeasurement of Level III financial liabilities were recorded through the change in fair value of the warrant liability in the statements of operations.

4.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Computer equipment	$6,280	$6,078
Capitalized product development costs	4,029	3,230
Furniture and fixtures	1,062	974
Leasehold improvements	2,562	2,314
Software	11	11
Assets not yet in service	1,806	614

Total property and equipment, gross	15,750	13,221
Less: accumulated depreciation and amortization	(7,456)	(6,152)

Total property and equipment, net	$8,294	$7,069

As of March 31, 2013 and December 31, 2012, property and equipment under capital lease, included within the computer equipment balance above, amounted to $865,000 for each year presented, with accumulated depreciation of $557,000 and $492,000, respectively. Depreciation and amortization expense related to the property under capital lease for the three months ended March 31, 2013 and 2012 was $65,000 and $58,000, respectively.

The Company capitalized costs associated with product development of $1.6 million and $315,000 during the three months ended March 31, 2013 and 2012, respectively. Amortization expense for product development costs included in the technology and development expenses was $199,000 and $274,000, respectively, during the three months ended March 31, 2013 and 2012.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Legal and professional fees	$1,741	$767
Marketing expenses	398	304
Interest	102	102
Sales taxes	531	446
Payroll taxes	149	234
Other	1,390	1,063

Total accrued liabilities	$4,311	$2,916

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Bonus	$457	$349
Payroll and related expenses	1,819	1,978
Commissions	1,280	1,282
Vacation	1,022	891

Total accrued compensation and benefits	$4,578	$4,500

5.	Debt

In September 2011, the Company entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. Under the Credit Facility, the two tranches of $5.0 million each were drawn down in full in September 2011, the first of which was used to pay down the Company’s debt from its previous credit facility. On December 31, 2012, the drawdown period for the remaining $10.0 million expired. As of March 31, 2013 there was no unused credit amounts under this Credit Facility.

The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75%, or 6%, for the first tranche, and a rate equal to the greater of the prime rate plus 5.5%, or 8.75%, for the second tranche. The loan facility was subject to interest-only payments through March 2013, and is then repayable in 30 equal monthly installments of principal and interest, and has a maturity date of September 2015.

The Company was in compliance with all covenants under its loan facility agreement as of March 31, 2013 and December 31, 2012.

6.	Commitments and Contingencies

Operating Leases

The Company leases its corporate offices under noncancelable operating leases. Rent expense from the facility leases is recognized on a straight-line basis over the lease term and was $727,000 and $246,000 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the Company’s minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2013 (remaining nine months)	$2,281
2014	2,460
2015	1,240

Total minimum lease payments	$5,981

Capital Leases

The Company entered into various capital lease agreements for certain hardware and equipment for use by the Company and its employees. The lease terms range from 24 to 36 months.

The following is a schedule of future minimum lease payments, including interest, due under the capital lease obligations as of March 31, 2013 (in thousands):

Year Ending December 31:	Capital Lease
2013 (remaining nine months)	$134
2014	16

Total minimum lease payments	150
Less: amount representing interest	4

Present value of minimum lease payments	146
Less: current portion	146

Capital lease liability, net of current portion	$—

Contingencies

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against the Company alleging patent infringement. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend the claims against the Company. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. The Company did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of March 31, 2013 and December 31, 2012.

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

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of March 31, 2013 and December 31, 2012.

7.	Stockholders’ Equity

Common Stock

As of March 31, 2013 and December 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2013	As of December 31, 2012
Stock options and awards issued and outstanding	3,969,760	3,608,326
Stock options and awards available for grant under 2012 Plan	2,506,022	2,127,279
Common stock warrants	—	56,054

Total	6,475,782	5,791,659

The common stock warrants were net exercised in February 2013 at an exercise price of $8.47 per share for an aggregate of 39,025 shares of common stock issued in the transaction.

Preferred Stock

As of March 31, 2013 and December 31, 2012 no shares of preferred stock were issued or outstanding.

8.	Stock-Based Compensation

2005 Stock Plan

The Company granted options under its 2005 Stock Incentive Plan (the “2005 Plan”) until September 2012 when the 2005 Plan was terminated. Since the date of the plan termination, no more stock options or awards were issued under the plan, however the stock options issued prior to the plan termination continue to be outstanding. Under the terms of the 2005 Plan, the Company had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”). The options were granted at a price per share not less than 100% of the fair market value per share at the grant date. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

2012 Equity Incentive Plan

Effective September 19, 2012, the Company’s board of directors adopted, and the Company’s stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. Under the 2012 Plan, a total of 2,370,000 shares of common stock have been reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year by the least of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by the Company’s board of directors. On January 1, 2013 the shares available for grant under the 2012 Plan were automatically increased by 1,102,112 shares. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The restricted stock units are granted for zero purchase price.

Total shares of common stock available for grant under 2012 Plan were 2,506,022 and 2,127,279 as of March 31, 2013 and December 31, 2012, respectively.

Stock Options Activity

The stock options activity under the 2005 Plan and 2012 Plan during the three months ended March 31, 2013 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2012	3,570,566	$6.45	7.56	$35,415
Granted	360,938	26.93
Canceled	(46,623)	9.37
Exercised	(467,129)	2.77

Balance—March 31, 2013	3,417,752	$9.07	7.93	$76,966

Options exercisable—March 31, 2013	1,447,639	$3.97	6.58	$39,985

Options vested and expected to vest—March 31, 2013	3,264,527	$8.81	7.87	$74,373

The options exercisable as of March 31, 2013 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the three months ended March 31, 2013 and 2012 was $12.63 and $1.25, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $11.4 million and $1.2 million, for the three months ended March 31, 2013 and 2012, respectively. The total estimated grant date fair value of employee options vested during the three months ended March 31, 2013 and 2012 was $756,000 and $594,000, respectively. Total cash received from exercise of stock options during the three months ended March 31, 2013 and 2012 was $1.3 million and $253,000, respectively. As of March 31, 2013, total unrecognized compensation cost related to non-vested stock options granted to employees was $10.2 million, net of estimated forfeitures of $1.1 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.76 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2012	37,760	16.41	2.16	$613
Granted	521,700	27.05
Canceled	(7,452)
Released	—

Unvested—March 31, 2013	552,008	26.39	2.02	$17,438

Restricted stock units expected to vest—March 31, 2013	490,015		1.94	$15,479

As of March 31, 2013, total unrecognized compensation cost related to the unvested RSUs granted to employees was $12.3 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.86 years. No RSUs were granted during the three months ended March 31, 2012.

Summary of Assumptions

The fair value of each employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected term (in years)	5.4	5.5
Expected volatility	52%	53%
Risk-free interest rate	0.9%	1.2%
Dividend rate	0%	0%

Options granted to non-employees

During the three months ended March 31, 2013 and 2012 no stock options were granted to non-employees, and no stock-based compensation expense was recorded during these quarters for any non-employee options granted in any other period.

Stock-Based Compensation Expense

The Company recorded compensation expense for the stock-based awards granted to employees as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$41	$5
Technology and development	411	192
Sales and marketing	337	55
General and administrative	603	213

Total stock-based compensation expense	$1,392	$465

The Company capitalized stock-based compensation of $113,000 and $8,000 in product development costs during the three months ended March 31, 2013 and 2012, respectively.

9.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2013 and 2012 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Net loss attributable to common stockholders	$(1,982)	$(4,200)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,427,025	6,882,065

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.61)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Convertible preferred stock	—	14,161,444
Stock options to purchase common stock	3,417,752	3,350,429
Restricted stock units	552,008	—
Heldback shares in connection with Movity acquisition	30,524	125,461
Preferred stock warrants	—	56,054
Common stock warrants	—	44,646

10.	Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

11.	Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan covering all employees who have met certain eligibility requirements. Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. The Company matches up to 4% of the employee’s contributions. The Company’s expense related to its benefit plan during the three months ended March 31, 2013 and 2012 was $264,000 and $157,000, respectively.

12.	Subsequent Events

On April 8, 2013, the Board of Directors approved an increase in the number of shares reserved for future issuance under the 2012 Plan by two million shares, subject to approval by the Company’s stockholders at the Company’s 2013 annual meeting of stockholders.

On May 7, 2013 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Market Leader, Inc. (“Market Leader”), a Washington corporation, and Mariner Acquisition Corp., a Washington corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Market Leader is a provider of Software as a Service (SaaS)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Merger Agreement, at the closing of the proposed transaction Merger Sub will be merged with and into Market Leader (the “Merger”), and Market Leader will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of the Company. At the effective time of the Merger, each outstanding share of Market Leader common stock will be converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase consideration of $355 million.

* * * * * *

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals and a comprehensive database of real estate information and local insights. In the three months ended March 31, 2013, we had more than 31.3 million monthly unique visitors, and as of March 31, 2013, we had more than 389,000 active real estate professionals, 27,900 of which were paying subscribers in our marketplace. Our large, continually refreshed, and searchable database contains more than 147 million properties, including 4.4 million homes for sale and rent. We supplement listings data with local information on schools, crime and neighborhood amenities to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 8 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, Kindle, and Windows 8 applications and also provide tailored mobile experiences, such as GPS-based search.

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

Follow-on Public Offering

In March 2013, we completed our follow-on public offering in which we sold an aggregate of 4,025,000 shares of its common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We received aggregate net proceeds of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable us, from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

Proposed Acquisition Transaction

On May 7, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Market Leader, Inc., or Market Leader, and Mariner Acquisition Corp, our wholly owned subsidiary. Pursuant to the terms, and subject to the conditions, of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Mariner Acquisition Corp. will be merged with and into Market Leader, and Market Leader will continue as the surviving corporation of the Merger and as one of our wholly owned subsidiaries. At the effective time of the Merger, each outstanding share of Market Leader common stock (other than shares with respect to which dissenter’s rights are properly exercised or shares owned by us, any of our subsidiaries or Market Leader) will be converted into the right to receive (i) 0.1553 of a share of our common stock, or the Stock Consideration plus (ii) $6.00 in cash, without interest, and in each case subject to applicable withholding tax, or the Cash Consideration and, together with the Stock Consideration, the Merger Consideration. In connection with the Merger, Market Leader stock options, stock appreciation rights and restricted stock units will be assumed and converted into a corresponding equity award to purchase or acquire shares of our common stock.

The consummation of the Merger is subject to customary closing conditions, including, among others, (i) obtaining the approval of the shareholders holding a majority of the outstanding shares of Market Leader common stock, (ii) the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 relating to the issuance of the shares of our common stock in the Merger, (iii) approval of the listing on the New York Stock Exchange of the shares of our common stock to be issued in the Merger, (iv) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (v) absence of any law, regulation or order that has the effect of making the Merger illegal or otherwise preventing the consummation of the Merger.

The Merger Agreement contains certain termination rights for both us and Market Leader, including for the failure to consummate the Merger by October 31, 2013, the enactment, promulgation or issuance of any law, regulation or judicial order prohibiting consummation of the Merger, failure of Market Leader’s shareholders to approve the Merger Agreement, or breaches of representations, warranties or covenants by a party that result in the failure of certain conditions to closing being satisfied. In addition, we have the right to terminate the Merger Agreement in the event that the Market Leader Board of Directors changes its recommendation in favor of the Merger Agreement, Market Leader breaches its non-solicitation and related covenants, and under certain similar circumstances. The Merger Agreement provides that in connection with the termination of the Merger Agreement under certain specified circumstances, Market Leader would be required to pay us a termination fee of $15.0 million. In addition, under certain specified circumstances Market Leader would be required to reimburse our transaction expenses (subject to a cap of $1.0 million).

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the following key business metrics:

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. If an individual accesses our website or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the three months ended March 31, 2013, the number of monthly unique visitors increased to 31.3 million from 20.6 million in the three months ended March 31, 2012, a 52% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products and the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•

Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in the monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the first quarter of 2013 we reclassified our mobile visitor data for the current and all historical quarters to include visitors to www.trulia.com on tablets or other mobile devices. Previously, these visitors were classified as web-based visitors. There is no change to overall visitor traffic as a result of this reclassification. In the three months ended March 31, 2013, the number of mobile monthly unique visitors, as restated, increased to 11.4 million from 5.1 million in the three months ended March 31, 2012, a 122% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through our website or mobile applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the three months ended March 31, 2013, new contributions to user-generated content increased by 1.1 million contributions, and we now have over 8 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to our marketplace. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of March 31, 2013, we had 27,920 total subscribers, a 41% increase from 19,639 total subscribers as of March 31, 2012. We attribute this growth to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•

Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace, and we monitor changes in this metric to measure the effectiveness of our marketplace monetization strategy. In the three months ended March 31, 2013, our average monthly revenue per subscriber increased to $187 from $128 in the year ended March 31, 2012, a 46% increase. We have been able to increase our average monthly revenue per subscriber by launching new products to sell to existing customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for our products. While the average monthly revenue per subscriber has increased and may continue to increase in absolute dollars period-over-period, the rate of increase has slowed and we expect that the rate of increase may continue to slow as the average monthly revenue per subscriber increases. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of our larger subscriber base and the resulting challenge associated with achieving higher growth rates. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Three Months Ended March 31,
	2013	2012
Monthly unique visitors (in thousands)	31,354	20,585
Mobile monthly unique visitors (in thousands)	11,370	5,120
New contributions to user-generated content (in thousands)	1,066	629
Total subscribers (at period end)	27,920	19,639
Average monthly revenue per subscriber ($)	187	128

Components of Statements of Operations

Revenue

Our revenue is comprised of marketplace revenue and media revenue.

Marketplace Revenue. Marketplace revenue primarily consists of our fixed-fee subscription products. We currently provide two sets of products to real estate professionals on a subscription basis. The first set of products, which include Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on the location and the percentage of market share purchased. We price Trulia Local Ads and Trulia Mobile Ads subscriptions similarly based on geography, the share of a market, and demand. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for subscriptions to this service at a fixed monthly price for periods that generally range from three months to 12 months. We recognize our subscription revenue ratably over the term of the subscription.

Media Revenue. We derive media revenue from sales of display advertisements to real estate advertisers, such as home improvement companies and mortgage lenders. We also derive media revenue from sales of display advertisements to leading consumer brands, such as home furnishings, cable, and automotive companies. Our media products enable our customers to display advertisements to promote their brand on our website and mobile website, m.trulia.com. Pricing is based on advertisement size and position on our web page, and fees are billed monthly, based on a per impressions or a per click basis. Impressions are the number of times an advertisement is loaded on our web page, and prices are measured on a cost per thousand, or CPM, basis. Clicks are the number of times users click on an advertisement, and prices are measured on a cost per click, or CPC, basis. CPC is based on the number of times a user clicks an advertisement. This media revenue is recognized in the periods the clicks or impressions are delivered. Our media revenue is generated primarily through advertisements placed on our website, although we do generate some media revenue from display advertising on our mobile website and our mobile applications. We price display advertisements on our mobile website and applications on a per-impression basis. As our mobile web pages offer less space on which to display advertising, a shift in user traffic from our website to mobile products could decrease our advertising inventory and negatively affect our media revenue. We do not believe that we have experienced a shift in user traffic from our website to our mobile applications, as our monthly unique visitors and mobile monthly unique visitors each continued to grow at a rapid pace.

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

Interest Expense

Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 5 of our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our long-term debt and Note 6 for more information about our capital lease obligations.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability includes charges from the remeasurement of our preferred stock warrant liability on a mark-to-market basis as of each period end. These preferred stock warrants became warrants to purchase common stock upon the completion of our IPO, at which time the warrant liability was remeasured to fair value and the remaining liability was reclassified as additional paid-in capital. See Notes 2 and 3 of the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our preferred stock warrants.

Provision for Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred losses to date.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which include estimates for revenue recognition, allowance for doubtful accounts, goodwill, impairment of long-lived assets, product development costs, stock-based compensation, and income taxes, are critical to understanding our historical and future performance, as these policies relate to the critical areas involving our judgments and estimates, and as such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued and Adopted Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2013-12, Comprehensive Income, requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This pronouncement is effective for fiscal years beginning after December 15, 2012. We adopted this standard on January 1, 2013. During the three months ended March 31, 2013 and 2012 we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Statement of Operations Data:
Revenue	$24,002	$12,162
Cost and operating expenses: (1)
Cost of revenue (2)	3,181	2,205
Technology and development	4,897	4,646
Sales and marketing	12,293	6,075
General and administrative	5,172	2,971

Total cost and operating expenses	25,543	15,897
Loss from operations	(1,541)	(3,735)
Interest income	26	3
Interest expense	(236)	(252)
Change in fair value of warrant liability	—	(216)

Loss before provision for income taxes	(1,751)	(4,200)
Provision for income taxes	(231)	—

Net loss attributable to common stockholders	$(1,982)	$(4,200)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$41	$5
Technology and development	411	192
Sales and marketing	337	55
General and administrative	603	213

Total stock-based compensation	$1,392	$465

(2) Amortization of product development costs was included in technology and development as follows	$199	$274

	Three Months Ended March 31,
	2013	2012
Percentage of Revenue:
Revenue	100%	100%
Cost and operating expenses:
Cost of revenue	13	18
Technology and development	20	38
Sales and marketing	51	50
General and administrative	22	24

Total cost and operating expenses	106	131
Loss from operations	(6)	(31)
Interest income	*	*
Interest expense	(1)	(2)
Change in fair value of warrant liability	—	(2)

Loss before provision for income taxes	(7)	(35)
Provision for income taxes	(1)	—

Net loss attributable to common stockholders	(8)%	(35)%

*	Less than 0.5% of revenue.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss attributable to common stockholders	$(1,982)	$(4,200)
Non-GAAP adjustments:
Interest income	(26)	(3)
Interest expense	236	252
Depreciation and amortization	1,360	797
Change in fair value of warrant liability	—	216
Stock-based compensation	1,392	465
Provision for income taxes	231	—

Adjusted EBITDA	$1,211	$(2,473)

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Revenue	$24,002	$12,162	97%

Revenue increased to $24.0 million in the three months ended March 31, 2013 from $12.2 million in the three months ended March 31, 2012, an increase of $11.8 million, or 97%. Marketplace revenue and media revenue represented 72% and 28%, respectively, of the total revenue in the three months ended March 31, 2013, compared to 71% and 29%, respectively, of the total revenue in the three months ended March 31, 2012. The increase in the total revenue was attributable to the significant growth of our subscriber base, visitor base, revenue per subscriber, increased prices, as well as introduction of our Trulia Mobile Ads product that was launched in May 2012 and refreshed in March 2013 to increase the number of placements of agent advertisements.

During the three months ended March 31, 2013 and 2012, we recognized marketplace revenue and media revenue as follows:

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Marketplace revenue	$17,357	$8,684	100%
Media revenue	$6,645	$3,478	91%

Total revenue	$24,002	$12,162	97%

Marketplace revenue increased to $17.4 million in the three months ended March 31, 2013 from $8.7 million in the three months ended March 31, 2012, an increase of $8.7 million, or 100%. This was primarily attributable to the growth in the number of subscribers, sales of our mobile subscription product, Trulia Mobile Ads, as well as increased prices. The overall subscriber base grew by 42% to 27,920 subscribers as of the three months ended March 31, 2013 from 19,639 subscribers as of the three months ended March 31, 2012. In May 2012, we launched our most significant mobile subscription product for agents, Trulia Mobile Ads, that resulted in a $3.5 million of marketplace revenue in the three months ended March 31, 2013. The average monthly revenue per subscriber increased from $128 in the three months ended March 31, 2012 to $187 in the three months ended March 31, 2013, this increase was largely attributable to increased sales of our Trulia Local Ads product as well as sales of our Trulia Mobile Ads product in our high demand zip codes as a result of a product changes geared towards expanding existing inventory, especially in markets where our web-based inventory was previously sold out.

Media revenue increased to $6.6 million in the three months ended March 31, 2013 from $3.5 million in the three months ended March 31, 2012, an increase of $3.1 million, or 91%. This increase was primarily attributable to the strong year over year growth in our average monthly unique visitors from 20.6 million in the three months ended March 31, 2012 to 31.3 million in the three months ended March 31, 2013, an increase of 52%. We also experienced an increase in lead generation, advertising, and ad network revenue during the three months ended March 31, 2013 as a result of new partnership arrangements entered into in the last quarter of fiscal year 2012.

Cost of Revenue

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Cost of revenue	$3,181	$2,205	44%

Cost of revenue increased to $3.1 million in the three months ended March 31, 2013 from $2.2 million in the three months ended March 31, 2012, an increase of $1.0 million, or 44%. The increase in headcount in the three months ended March 31, 2013 resulted in $0.2 million increase in personnel costs and benefits, including stock-based compensation. Our facilities related costs increased by $0.2 million due to the expansion of our office space and increased headcount. Additionally, new partnership arrangements entered into in the last quarter of the fiscal year 2012 resulted in a $0.4 million increase in the cost of sales in the three months ended March 31, 2013. Cost of revenue as a percentage of the total revenue decreased to 13% in the three months ended March 31, 2013 from 18% in the three months ended March 31, 2012, and stayed in line with the 13% recorded in the three months ended December 31, 2012.

Technology and Development Expenses

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Technology and development	$4,897	$4,646	5%

Technology and development expenses increased to $4.9 million in the three months ended March 31, 2013 from $4.6 million in the three months ended March 31, 2012, an increase of $0.2 million, or 5%. This increase was comprised of a $0.2 million increase in personnel costs and related benefits, including stock-based compensation, which resulted from headcount increases and an increase in the fair value of the underlying common stock. The headcount increases also resulted in a $0.4 million increase in facilities costs, which was partially offset by a $0.1 million reduction in recruitment fees. Because we capitalized more product development costs in the three months ended March 31, 2013, our overall technology and development expenses had a lower year-over-year percentage increase compared to the three months ended March 31, 2012. Technology and development expenses as a percentage of the total revenue decreased to 20% in the three months ended March 31, 2013 from 38% of revenue in the three months ended March 31, 2012, reflecting an increase in our revenue and an increase in capitalized product development costs.

Sales and Marketing Expenses

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Sales and marketing	$12,293	$6,075	102%

Sales and marketing expenses increased to $12.3 million in the three months ended March 31, 2013 from $6.1 million in the three months ended March 31, 2012, an increase of $6.2 million, or 102%. This increase was primarily the result of a $4.6 million increase in personnel costs and related benefits associated with the increase in our sales personnel headcount to support our revenue growth, a $0.3 million increase in stock-based compensation, a $0.1 million increase in marketing and advertising expenses due to increased marketing activities related to Trulia Mobile Ads, a $0.8 million increase in the facilities costs due to the expansion of our offices, and a $0.6 million increase in the software licensing costs driven by headcount increases. These increases were offset by a $0.2 million decrease in the outside consultants’ fees. Sales and marketing expenses as a percentage of the total revenue increased to 51% in the three months ended March 31, 2013 from 50% for the three months ended March 31, 2012 due to substantial headcount growth to support our revenue.

General and Administrative Expenses

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
General and administrative	$5,172	$2,971	74%

General and administrative expenses increased to $5.2 million in the three months ended March 31, 2013 from $3.0 million in the three months ended March 31, 2012, an increase of $2.2 million, or 74%. This increase was primarily the result of a $0.6 million increase in personnel costs and related benefits, a $0.4 million increase in stock-based compensation expenses, a $0.7 million increase in outside professional services related to the preparation of our first annual report on Form 10-K and our follow-on public offering, and a $0.2 million increase in the facilities costs due to the expansion of our offices. As a percentage of the total revenue, general and administrative expenses decreased to 22% of revenue in the three months ended March 31, 2013 from 24% in the three months ended March 31, 2012 due to the faster growth of our revenue compared to our expenses, but increased from 19% in the three months ended December 31, 2012 due to the expenses associated with the preparation of our first annual report on Form 10-K and our follow-on public offering that was completed in March 2013.

Interest Expense

	Three Months Ended March 31,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Interest Expense	$236	$252	6%

Interest expense decreased to $236,000 in the three months ended March 31, 2013 from $252,000 in the three months ended March 31, 2013, a decrease of $16,000, or 6%. This decrease is attributable to the debt discount expense that affected the three months ended March 31, 2012. The interest expense is associated with our outstanding indebtedness.

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $214.3 million which consisted of bank deposits and money market funds. On March 20, 2013, we completed our follow-on public offering pursuant to which we sold an aggregate of 4,025,000 shares of our common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Prior to our follow-on public offering, our operations were financed primarily by the net proceeds of $89.4 million from our initial public offering in September 2012, and $10.0 million in proceeds from the issuance of indebtedness from a Credit Facility. As of March 31, 2013, we had $9.8 million of outstanding debt from the Credit Facility, which reflected a debt discount of $205,000.

On May 7, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Market Leader, Inc., or Market Leader, and Mariner Acquisition Corp, our wholly owned subsidiary. Under the terms and conditions of the Merger Agreement, at the closing of the proposed transactions, Mariner Acquisition Corp. will be merged with and into Market Leader, and Market Leader will continue as the surviving corporation of the Merger and as our wholly owned subsidiary. At the effective time of the Merger, each outstanding share of Market Leader common stock (other than shares with respect to which dissenter’s rights are properly exercised or shares owned by us, any of our subsidiaries or Market Leader) will be converted into the right to receive (i) 0.1553 of a share of our common stock, or the Stock Consideration plus (ii) $6.00 in cash, without interest, and in each case subject to applicable withholding tax, or the Cash Consideration and, together with the Stock Consideration, the Merger Consideration. In connection with the Merger, Market Leader stock options, stock appreciation rights and restricted stock units will be assumed and converted into a corresponding equity award to purchase or acquire shares of our common stock.

We have incurred cumulative losses of $49.1 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

In September 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the Credit Facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. The indebtedness we incurred under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. As of March 31, 2013, we had drawn $10.0 million in term loans under the credit facility. Our ability to draw additional funds under this credit facility expired on December 31, 2012.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$1,294	$1,110
Cash provided by (used in) investing activities	$(2,175)	$1,092
Cash provided by financing activities	$115,200	$180

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2013 was $1.3 million. The primary component of our cash flows during the three months ended March 31, 2013 was our net loss of $2.0 million. The cash flows from our net loss were more than offset by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $1.4 million for depreciation and amortization of our property and equipment, and a $1.4 million for stock-based compensation. We also recognized changes in operating assets and liabilities which provided $0.5 million of cash from operating activities. As of March 31, 2013 we held $1.0 million cash in our deposit account that we collected from employees who exercised their stock options in March 2013. We remitted this amount to the appropriate tax authorities after March 31, 2013. The primary driver of the changes in our operating assets and liabilities was a $1.5 million increase in deferred revenue due to the increase in the number of total subscribers and average monthly revenue per subscriber during the three months ended March 31, 2013. Changes in our operating assets and liabilities were also affected by an increase in accrued liabilities in the amount of $0.4 million due primarily to the overall growth in our business during the year; an increase in accrued compensation and benefits of $0.1 million due to the growth in our headcount; an increase in accounts receivable of $1.4 million primarily due to our revenue growth but also due to the timing of collections; and an increase in prepaid expenses and other current assets of $0.2 million due to a partial refund of our lease deposit for one of our leased properties.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was primarily related to the acquisition of property and equipment in the amount of $2.4 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2013 of $115.2 million were comprised of net proceeds of $114.0 million from our follow-on public offering in March 2013 and proceeds of $1.3 million from the exercise of stock options, partially offset by $87,000 of capital lease payments.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$3,771	$6,229	$—	$—	$10,000
Interest on long-term debt (1)	621	378	—	—	999
Operating leases (2)	3,067	2,914	—	—	5,981
Capital leases	146	—	—	—	146

Total contractual obligations	$7,605	$9,521	$—	$—	$17,126

(1)

The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75%, or 6%, for the first tranche, and a rate equal to the greater of the prime rate plus 5.5%, or 8.75%, for the second tranche.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $214.3 million as of March 31, 2013, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $9.8 million as of March 31, 2013, of which $3.6 million is due within 12 months. Amounts outstanding under our Credit Facility carry variable interest rates ranging from 6.0% to 8.75%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

We may not complete the acquisition of Market Leader, Inc. within the time frame we anticipate or at all, which could have a negative effect on our business or our results of operations.

On May 7, 2013, we entered into a definitive agreement under which we will acquire all of the outstanding shares of Market Leader, Inc., or Market Leader. The transaction is subject to a number of closing conditions, such as the approval of the shareholders holding a majority of the outstanding shares of Market Leader common stock, the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of our common stock in the merger, antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that Market Leader could receive an unsolicited proposal from a third party or that either we or Market Leader could exercise our respective termination rights. In the event that the acquisition is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs, including costs related to the acquisition, many of which must be paid even if the merger is not completed. We cannot provide any assurance that the Market Leader acquisition will be completed, that there will not be a delay in the completion of the acquisition, or that all or any of the anticipated benefits of the acquisition will be obtained. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.

We may experience difficulties in integrating Market Leader’s business and realizing the expected benefits of the proposed acquisition.

The success of the Market Leader acquisition, if completed, will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Market Leader. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and Market Leader. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might fail to capitalize on expected business opportunities, including retaining current customers.

Market Leader will continue to operate independently of us until the expected closing of the acquisition in the third quarter of 2013. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Market Leader acquisition and could harm our financial performance.

If we are unable to successfully or timely integrate the operations of Market Leader’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed acquisition and our business and results of operations could be adversely affected.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of March 31, 2013, we had an accumulated deficit of $49.1 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, increasing competition, weakness in the residential real estate market, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely on subscriptions purchased by real estate professionals to generate a substantial portion of our revenue. Subscriptions accounted for 72%, 67% ,58% and 47% of our revenue in the three months ended March 31, 2013 and the years ended December 31, 2012, 2011 and 2010, respectively. We generally offer subscriptions for periods between three months to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months.

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of March 31, 2013, we had more than 389,000 active real estate professionals in our marketplace and 27,900 total paying subscribers. We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the three months ended March 31, 2013 and 2012. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the three months ended March 31, 2013 and 2012 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

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

Our ability to grow revenue depends, in part, on our ability to optimize pricing and increase average monthly revenue per subscriber over time. Since launching our first subscription product in 2007, we have continued to expand our products and optimize pricing of our products. In the three months ended March 31, 2013 our average monthly revenue per subscriber was $187 compared to $128 in the three months ended March 31, 2012. As we continue to optimize our pricing, real estate professionals may not accept these new prices, which may harm our business and growth prospects.

If advertisers reduce or end their advertising spending with us, or if we are unable to attract new advertisers, our business and operating results would be harmed.

Display advertising accounted for 28%, 33%, 42% and 53% of our revenue in the three months ended March 31, 2013 and the years ended December 31, 2012, 2011, and 2010, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the three months ended March 31, 2013, our mobile products accounted for 27% of our total traffic compared to 22% of our total traffic for the three months ended March 31, 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile website, m.trulia.com. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our mobile website by zip code and by share of a given market. We monetize our mobile website and mobile applications through the sale of display advertisements and we also provide our subscribers rotational placement in a local lead form that appears on certain pages of our mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows 8, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

In the years ended December 31, 2012, 2011 and 2010, our ten largest advertising partners accounted for more than 60%, 50% and 50% of our media revenue, respectively. For the three months ended March 31, 2013 our ten largest advertising partners accounted for more than 65% of our media revenue. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Our success will depend, in part, on our ability to expand our products and markets, and grow our business in response to changing technologies, user, and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of Movity, Inc., a geographic data company, and our proposed acquisition of Market Leader, Inc., a provider of Software as a Service (SaaS)-based customer relationship management software for the real estate sector. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

The foregoing litigation matter could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of this litigation matter, we may be required to pay damages, an injunction may be entered against us that requires us to change certain features in our marketplace, or a license or other right to continue to deliver an unmodified version of such features may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation matter could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace.

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

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies in addition to those discussed above, may have been identified. In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an ‘emerging growth company,’ and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

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

On September 15, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the credit facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. In May 2012, we failed to comply with the covenant that required delivery of audited financial statements for the year ended December 31, 2011 within the time period set forth in the credit facility. Hercules granted a waiver arising from our failure to comply with this reporting covenant. If we default on our obligations under this agreement, Hercules may foreclose on our assets to repay our outstanding obligations to Hercules, which would materially and adversely impact our business. As of March 31, 2013, we had drawn $10.0 million in term loans under the credit facility, and the drawdown period for the remaining $10.0 million expired on December 31, 2012. If we default on payments due pursuant to the credit facility and are forced to sell assets to satisfy these obligations, our business would be materially and adversely affected.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities or if we issue equity securities as consideration in a merger or acquisition, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. We expect to issue approximately 4.2 million shares of our common stock and to pay approximately $162 million in cash to shareholders of Market Leader in connection with our proposed acquisition of Market Leader. Payment of the cash and equity consideration at closing will reduce capital on hand to support business growth and result in significant dilution to our existing stockholders. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2013, our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, a majority of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $38.22 through April 30, 2013. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of March 31, 2013, we had 32,082,152 shares of common stock outstanding.

As of March 31, 2013 an aggregate of 10,966,044 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register the approximately 6,112,904 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Substantial sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

a) Sales of Unregistered Securities

From January 1, 2013 to March 31, 2013, we issued 39,025 shares of common stock pursuant to the cashless net exercise of a warrant to purchase our common stock without registration under the Securities Act. The shares of common stock issued pursuant to the cashless net exercise of the warrant were not registered under the Securities Act in reliance upon an exemption from registration available under Section 4(2) of the Securities Act.

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

On March 20, 2013, we closed our follow-on public offering pursuant to which we sold 4,025,000 shares of our common stock, which includes 525,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $29.75 per share, resulting in net proceeds to us of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on March 15, 2013. From the effective date of the registration statement through March 31, 2013, we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Matters.

Not applicable

Item 6.	Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trulia, Inc.

Date: May 13, 2013	/S/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2013	/S/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.