Form 10-Q
period 2013-06-30
TRULIA, INC.
filed 2013-08-12
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, 32,531,367 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,740	$100,017
Accounts receivable, net of allowance for doubtful accounts of $99 and $142 as of June 30, 2013 and December 31, 2012, respectively	10,042	6,095
Prepaid expenses and other current assets	1,472	1,413

Total current assets	227,254	107,525
Restricted cash	385	385
Property and equipment, net	9,172	7,069
Goodwill	2,155	2,155
Other assets	1,458	1,830

TOTAL ASSETS	$240,424	$118,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$972	$525
Accrued liabilities	5,828	2,916
Accrued compensation and benefits	7,656	4,500
Deferred revenue	14,849	13,296
Deferred rent, current portion	589	444
Capital lease liability, current portion	70	217
Long-term debt, current portion	3,694	2,665
Other current liabilities	330	330

Total current liabilities	33,988	24,893
Deferred rent, net of current portion	237	407
Capital lease liability, net of current portion	—	16
Long-term debt, net of current portion	5,222	7,094
Other long-term liabilities	20	20

Total liabilities	39,467	32,430

Commitments and contingencies (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of June 30, 2013 and December 31, 2012; no shares issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 32,285,610 and 27,552,818 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	252,475	133,659
Accumulated deficit	(51,518)	(47,125)

Total stockholders’ equity	200,957	86,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,424	$118,964

See accompanying notes to financial statements.

TRULIA, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$29,713	$16,825	53,715	$28,987
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	4,443	2,488	7,624	4,693
Technology and development	6,529	5,259	11,426	9,905
Sales and marketing	13,302	9,122	25,595	15,197
General and administrative	5,570	3,054	10,742	6,025
Acquisition related costs	2,005	—	2,005	—

Total cost and operating expenses	31,849	19,923	57,392	35,820
Loss from operations	(2,136)	(3,098)	(3,677)	(6,833)
Interest income	52	4	78	7
Interest expense	(217)	(239)	(453)	(491)
Change in fair value of warrant liability	—	(107)	—	(323)

Loss before provision for income taxes	(2,301)	(3,440)	(4,052)	(7,640)
Provision for income taxes	(110)	—	(341)	—

Net loss per share attributable to common stockholders	$(2,411)	$(3,440)	(4,393)	$(7,640)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.49)	(0.14)	$(1.10)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,150,829	7,017,449	30,299,214	6,949,757

See accompanying notes to financial statements.

TRULIA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,393)	$(7,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,908	1,586
Stock-based compensation	3,378	1,016
Provision for doubtful accounts	(42)	51
Change in fair value of warrant liability	—	323
Amortization of debt discount	72	92
Amortization of debt issue cost	14	16
Changes in operating assets and liabilities:
Accounts receivable	(3,905)	(1,622)
Prepaid expenses and other current assets	(59)	(300)
Other assets	—	(229)
Accounts payable	484	(760)
Accrued liabilities	2,783	1,498
Accrued compensation and benefits	3,156	1,528
Deferred rent	(25)	(101)
Deferred revenue	1,553	6,222
Other long-term liabilities	—	(85)

Net cash provided by operating activities	5,924	1,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and deposits	248	—
Maturities of short-term investments	—	3,400
Purchases of property and equipment	(4,576)	(2,155)

Net cash provided by (used in) investing activities	(4,328)	1,245

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the follow-on public offering, net of underwriting discounts	114,056	—
Payments of costs related to public offerings	(1,034)	(604)
Repayments on capital lease liability	(163)	(162)
Repayment of long-term debt	(915)	—
Proceeds from exercise of stock options	2,183	341

Net cash provided by (used in) financing activities	114,127	(425)

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,723	2,415
CASH AND CASH EQUIVALENTS—Beginning of period	100,017	7,041

CASH AND CASH EQUIVALENTS—End of period	215,740	9,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$377	$386

Cash paid for income taxes	$341	$4

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred IPO/follow-on public offering costs	$—	$1,423

Stock-based compensation capitalized in product development costs	$233	$18

Purchase of equipment under capital leases	$—	$119

Net change related to purchase of equipment in accounts payable and accrued liabilities	$92	$(403)

Number of common warrants exercised in a net settlement transaction	56,054	$—

See accompanying notes to financial statements.

TRULIA, INC.

Notes to Condensed Financial Statements

1.	Organization and Description of Business

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

Proposed Acquisition Transaction

On May 7, 2013 the Company entered into a definitive agreement to acquire Market Leader, Inc. (“Market Leader”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Market Leader is a provider of Software as a Service (SaaS)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Merger Agreement, at the closing of the proposed transaction each outstanding share of Market Leader common stock will be converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase consideration of $355 million. On June 11, 2013, the Company filed a Form S-4 Registration Statement with the SEC to register the shares of the Company’s common stock that will be issued to shareholders of Market Leader as consideration in the proposed acquisition in exchange for the Market Leader common stock. The SEC declared the Form S-4 Registration Statement, as amended, effective on July 15, 2013. The transaction is expected to close in the third quarter of 2013. During the six months ended June 30, 2013 the Company incurred a total of $2.0 million in expenses related to the transaction.

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

The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013, or for any other interim period, or for any other future year.

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

Comprehensive Loss

During the three and six months ended June 30, 2013 and 2012, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying value of the restricted cash approximates its fair value due to the short period of time to maturity of the underlying certificates of deposit. Long-term debt is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company. As of June 30, 2012 the Company was holding preferred stock warrants for which their carrying amount represented their fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or the liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of June 30, 2013 and December 31, 2012 the Company’s financial instruments consisted of Level I assets and liabilities. Level I assets include highly liquid money market funds that are classified as cash and cash equivalents, and certificates of deposit that are included in restricted cash. Level I liabilities consist of long-term debt. As of June 30, 2012 the Company carried a Level III liability related to the preferred stock warrants then outstanding. The fair value of the outstanding preferred stock warrants was measured upon issuance and at each subsequent period end using a Monte Carlo model until the Company’s IPO in September 2012, in connection with which this liability was remeasured to fair value in August 2012 and the remaining value was reclassified as additional paid-in capital. Inputs used to determine the estimated fair value of the warrant liability in the second quarter of 2012 included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, the risk-free interest rates, the expected dividends, and the expected volatility of the underlying stock.

3.	Fair Value Measurements

As of June 30, 2013 and December 31, 2012 the Company measured and reported its cash equivalents and restricted cash at fair value on a recurring basis. The Company’s cash equivalents are invested in money market funds, the restricted cash consists of certificates of deposit. The following table sets forth the fair value of the Company’s financial assets remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of June 30, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,682	$—	$—	$6,682
Restricted cash	385	—	—	385

Total financial assets	$7,067	$—	$—	$7,067

	As of December 31, 2012
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,681	$—	$—	$6,681
Restricted cash	385	—	—	385

Total financial assets	$7,066	$—	$—	$7,066

The Company’s cash equivalents include all credit card and debit card transactions that process within one business day. The amounts due from third party merchant processors for these transactions that are included in the cash equivalents totaled $685,000 and $135,000 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2012 the Company carried a preferred stock warrant liability in which the fair value was measured using a Monte Carlo model, and classified it as a Level III liability instrument. As discussed in Note 2, the underlying preferred stock warrants converted into common stock warrant in the Company’s IPO and the preferred stock warrant liability was reclassified as additional paid-in capital. The warrants were net exercised in February 2013 and were no longer outstanding as of June 30, 2013. The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fair value—beginning of period	$—	$513	$—	$297
Change in fair value of Level III financial liabilities	—	107	—	323

Fair value—end of period	$—	$620	$—	$620

The Company determined the fair value of the outstanding convertible preferred stock warrants as of June 30, 2012 using the following assumptions:

Six months Ended June 30, 2012
Estimated term (in years)	0.3
Risk-free interest rate	0.1%
Expected volatility	58%
Expected dividend yield	0%

The gains and losses from remeasurement of Level III financial liabilities were recorded through the change in fair value of the warrant liability in the statements of operations.

4.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Computer equipment	$6,613	$6,078
Capitalized product development costs	4,920	3,230
Furniture and fixtures	1,064	974
Leasehold improvements	2,542	2,314
Software	113	11
Assets not yet in service	2,869	614

Total property and equipment, gross	18,121	13,221
Less: accumulated depreciation and amortization	(8,949)	(6,152)

Total property and equipment, net	$9,172	$7,069

As of June 30, 2013 and December 31, 2012, property and equipment under capital lease, included within the computer equipment balance above, amounted to $865,000 for each period presented, with accumulated depreciation of $601,000 and $492,000, respectively. Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $1.5 million and $789,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $2.9 million and $1.6 million, respectively.

The Company capitalized costs associated with product development of $1.5 million and $473,000 during the three months ended June 30, 2013 and 2012, respectively; and $3.1 million and $788,000 during the six months ended June 30, 2013 and 2012, respectively. Amortization expense for product development costs included in the technology and development expenses during the three months ended June 30, 2013 and 2012 was $397,000 and $207,000, respectively. Amortization expense for product development costs included in the technology and development expense during the six months ended June 30, 2013 and 2012 was $596,000 and $481,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Legal and professional fees	$1,922	$767
Marketing expenses	1,073	304
Interest	67	102
Sales taxes	1,107	446
Payroll taxes	153	234
Other	1,506	1,063

Total accrued liabilities	$5,828	$2,916

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Bonus	$2,025	$349
Payroll and related expenses	3,362	1,978
Commissions	1,286	1,282
Vacation	983	891

Total accrued compensation and benefits	$7,656	$4,500

5.	Debt

In September 2011, the Company entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. Under the Credit Facility, the two tranches of $5.0 million each were drawn down in full in September 2011, the first of which was used to pay down the Company’s debt from its previous credit facility. On December 31, 2012, the drawdown period for the remaining $10.0 million expired. As of June 30, 2013 there was no unused credit amounts under this Credit Facility.

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

The Company was in compliance with all covenants under its loan facility agreement as of June 30, 2013 and December 31, 2012.

6.	Commitments and Contingencies

Operating Leases

The Company leases its corporate offices under noncancelable operating leases. Rent expense from the facility leases is recognized on a straight-line basis over the lease term. The rent expense was $620,000 and $353,000 for the three months ended June 30, 2013 and 2012, respectively. The rent expense was $1.3 million and $599,000 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company’s minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2013 (remaining six months)	$1,511
2014	2,460
2015	1,240

Total minimum lease payments	$5,211

Capital Leases

The Company entered into various capital lease agreements for certain hardware and equipment for use by the Company and its employees. The lease terms range from 24 to 36 months.

The following is a schedule of future minimum lease payments, including interest, due under the capital lease obligations as of June 30, 2013 (in thousands):

Year Ending December 31:	Capital Lease
2013 (remaining six months)	$56
2014	16

Total minimum lease payments	72
Less: amount representing interest	(2)

Present value of minimum lease payments	70
Less: current portion	70

Capital lease liability, net of current portion	$—

Contingencies

Merger Litigation

Following the announcement that the Company entered into an Agreement and Plan of Merger to acquire Market Leader, three purported class action law suits brought on behalf of all Market Leader shareholders were filed in King County Superior Court: Bruce Lynn v. Market Leader, et al., No. 13-2-20796-6, filed May 23, 2013; Arjun Reddy v. Morris, et al., No. 13-2-21115-7, filed May 29, 2013; and Jamason v. Market Leader, et al., No. 13-2-21190-4, filed May 29, 2013.

On July 8, 2013, the King County Superior Court ordered the consolidation of the three actions under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”), and appointed Arjun Reddy as Lead Plaintiff and Faruqi & Faruqi LLP as Lead Counsel.

On July 15, 2013, Lead Plaintiff Reddy filed the Consolidated Class Action Complaint (“Consolidated Complaint”), which superseded the complaints filed in the three separate lawsuits. The Consolidated Complaint alleges that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by the Company. The Consolidated Complaint also alleges that the defendants, including the Company and Mariner Acquisition Corp., a wholly owned subsidiary of the Company, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleges that Market Leader, the Company and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint seeks an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs.

On August 5, 2013, the defendants and Lead Plaintiff entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations by Lead Plaintiff against Market Leader and the other defendants. The settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint.

Lead Plaintiff and Lead Counsel intend to apply to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader has reserved the right to oppose the application for an award of fees and reimbursement of costs.

Zillow Litigation

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against the Company alleging patent infringement. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend the claims against the Company. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. The Company did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of June 30, 2013 and December 31, 2012.

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

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of June 30, 2013 and December 31, 2012.

7.	Stockholders’ Equity

Common Stock

As of June 30, 2013 and December 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2013	As of December 31, 2012
Stock options and awards issued and outstanding	3,847,300	3,608,326
Stock options and awards available for grant under 2012 Plan	3,093,170	2,127,279
Common stock warrants	—	56,054

Total	6,940,470	5,791,659

The common stock warrants were net exercised in February 2013 at an exercise price of $8.47 per share for an aggregate of 39,025 shares of common stock issued in the transaction.

Preferred Stock

As of June 30, 2013 and December 31, 2012 no shares of preferred stock were issued or outstanding.

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

2012 Equity Incentive Plan

Effective September 19, 2012, the Company’s board of directors adopted, and the Company’s stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. Upon adoption of the 2012 Plan, a total of 2,370,000 shares of common stock were reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year by the lesser of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by the Company’s board of directors. On January 1, 2013 the shares available for grant under the 2012 Plan were automatically increased by 1,102,112 shares. On June 5, 2013, the stockholders approved a 2,000,000 share increase to the 2012 Plan. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The restricted stock units are granted for zero purchase price.

Total shares of common stock available for grant under 2012 Plan were 3,093,170 and 2,127,279 as of June 30, 2013 and December 31, 2012, respectively.

Stock Options Activity

The stock options activity under the 2005 Plan and 2012 Plan during the six months ended June 30, 2013 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2012	3,570,566	$6.45	7.56	$35,415
Granted	416,211	27.75
Canceled	(114,173)	11.54
Exercised	(668,502)	3.27

Balance—June 30, 2013	3,204,102	$9.69	7.80	$68,666

Options exercisable—June 30, 2013	1,462,120	$4.85	6.65	$38,361

Options vested and expected to vest—June 30, 2013	3,061,676	$9.41	7.75	$66,484

The options exercisable as of June 30, 2013 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the three months ended June 30, 2013 and 2012 was $15.63 and $6.00, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was $13.03 and $4.80, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $5.5 million and $140,000, for the three months ended June 30, 2013 and 2012, respectively. The aggregate intrinsic value of options exercised was $16.9 million and $1.4 million, for the six months ended June 30, 2013 and 2012, respectively.

The total estimated grant date fair value of employee options vested during the three months ended June 30, 2013 and 2012 was $1.1 million and $315,000, respectively. The total estimated grant date fair value of employee options vested during the six months ended June 30, 2013 and 2012 was $1.9 million and $909,000, respectively.

As of June 30, 2013 total unrecognized compensation cost related to non-vested stock options granted to employees was $9.5 million, net of estimated forfeitures of $1.1 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.64 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2012	37,760	$16.41	2.16	$613
Granted	643,518	27.77
Canceled	(37,995)
Released	(85)

Unvested—June 30, 2013	643,198	$27.24	1.78	$19,997

Restricted stock units releasable—June 30, 2013	—	—	—	—

Restricted stock units expected to vest—June 30, 2013	572,880		1.70	$17,811

As of June 30, 2013, total unrecognized compensation cost related to the unvested RSUs granted to employees was $14.0 million, net of estimated forfeitures of $1.9 million. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.54 years. No RSUs were granted during the three months ended June 30, 2012.

In addition to the RSUs in the preceding table, in the three months ended June 30, 2013 the Company granted 1,295,000 stock unit awards, of which 1,171,250 are performance based awards and 123,750 are time based awards. The performance based awards are contingent upon closing of the proposed acquisition of Market Leader referred to in Note 1 above, achievement of certain performance metrics, including comparative market-based returns, and the employees continued service relationship with the Company. The time based awards are contingent upon closing of the proposed acquisition of Market Leader referred to in Note 1 above and the employees continued service relationship with the Company. The Company estimated the fair value of the performance based awards with market-based conditions using a Monte Carlo simulation model. No expense is recorded until the contingency is resolved. Total unrecognized compensation cost related to all performance and time based awards granted in the three months ended June 30, 2013, was $26.9 million that will be amortized over a weighted average period of 2.31 years.

Summary of Assumptions

The fair value of each employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (in years)	5.5	5.5	5.5	5.5
Expected volatility	52%	53%	52%	53%
Risk-free interest rate	0.8%	0.8%	0.9%	1.0%
Dividend rate	0%	0%	0%	0%

The fair value of each performance based award with market based condition was estimated using a Monte Carlo simulation model with the following weighted average assumptions:

Three months Ended June 30, 2013
Estimated term (in years)	2.9
Risk-free interest rate	0.5%
Expected volatility	53%
Expected dividend yield	0%

Stock-Based Compensation Expense

The Company recorded compensation expense for the stock-based awards granted to employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$57	$9	$98	$14
Technology and development	578	184	989	376
Sales and marketing	485	124	822	179
General and administrative	866	234	1,469	447

Total stock-based compensation expense	$1,986	$551	$3,378	1,016

The Company capitalized stock-based compensation of $120,000 and $10,000 in product development costs during the three months ended June 30, 2013 and 2012, respectively; and $233,000 and $18,000 during the six months ended June 30, 2013 and 2012, respectively.

9.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2013 and 2012 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(2,411)	$(3,440)	$(4,393)	$(7,640)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,150,829	7,017,449	30,299,214	6,949,757

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.49)	$(0.14)	$(1.10)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2013	2012
Convertible preferred stock	—	14,161,444
Stock options to purchase common stock	3,204,102	3,429,470
Restricted stock units	643,198	—
Heldback shares in connection with Movity acquisition	30,524	30,524
Preferred stock warrants	—	56,054
Common stock warrants	—	44,646

10.	Income Taxes

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

The Company has a defined contribution 401(k) retirement plan covering all employees who have met certain eligibility requirements. Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. The Company matches up to 4% of the employee’s contributions. The Company’s expense related to its benefit plan during the three months ended June 30, 2013 and 2012 was $267,000 and $164,000, respectively. The Company’s expense related to its benefit plan during the six months ended June 30, 2013 and 2012 was $531,000 and $321,000, respectively.

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals and a comprehensive database of real estate information and local insights. In the three months ended June 30, 2013, we had more than 34.9 million monthly unique visitors, and as of June 30, 2013, we had more than 401,000 active real estate professionals, 32,123 of which were paying subscribers in our marketplace. Our large, continually refreshed, and searchable database contains more than 112 million properties, including 4.2 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices and historical earthquake and flood data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 9 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, Kindle, Blackberry, and Windows 8 applications and also provide tailored mobile experiences, such as GPS-based search.

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

Proposed Acquisition Transaction

On May 7, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Market Leader, Inc., or Market Leader, and Mariner Acquisition Corp., our wholly owned subsidiary. Pursuant to the terms, and subject to the conditions, of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Mariner Acquisition Corp. will be merged with and into Market Leader, and Market Leader will continue as the surviving corporation of the merger and as our wholly owned subsidiary. At the effective time of the merger, each outstanding share of Market Leader common stock (other than shares with respect to which dissenter’s rights are properly exercised or shares owned by us, any of our subsidiaries or Market Leader) will be converted into the right to receive (i) 0.1553 of a share of our common stock, plus (ii) $6.00 in cash, without interest, and in each case subject to applicable withholding tax. In connection with the merger, Market Leader stock options, stock appreciation rights and restricted stock units will be assumed and converted into corresponding equity awards to purchase or acquire shares of our common stock.

The consummation of the merger is subject to customary closing conditions, including, among others, (i) obtaining the approval of the shareholders holding a majority of the outstanding shares of Market Leader common stock, (ii) the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 relating to the issuance of the shares of our common stock in the merger, (iii) approval of the listing on the New York Stock Exchange of the shares of our common stock to be issued in the merger, and (iv) absence of any law, regulation or order that has the effect of making the merger illegal or otherwise preventing the consummation of the merger.

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

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the following key business metrics:

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. If an individual accesses our website or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the three months ended June 30, 2013, the number of monthly unique visitors increased to 34.9 million from 23.5 million in the three months ended June 30, 2012, a 49% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products and the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•

Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses our website or our mobile applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in the monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the first quarter of 2013 we reclassified our mobile visitor data for the current and all historical quarters to include visitors to www.trulia.com on tablets or other mobile devices. Previously, these visitors were classified as web-based visitors. There is no change to overall visitor traffic as a result of this reclassification. In the three months ended June 30, 2013, the number of mobile monthly unique visitors, as restated, increased to 13.0 million from 6.5 million in the three months ended June 30, 2012, a 100% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through our website or mobile applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the three months ended June 30, 2013, new contributions to user-generated content increased by 1.1 million contributions, and we now have over 9 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to our marketplace. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of June 30, 2013, we had 32,123 total subscribers, a 49% increase from 21,544 total subscribers as of June 30, 2012. We attribute this growth to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•

Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace, and we monitor changes in this metric to measure the effectiveness of our marketplace monetization strategy. In the three months ended June 30, 2013, our average monthly revenue per subscriber increased to $194 from $148 in the three months ended June 30, 2012, a 31% increase. We have been able to increase our average monthly revenue per subscriber by launching new products to sell to existing customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for our products. While the average monthly revenue per subscriber has increased and may continue to increase in absolute dollars period-over-period, the rate of increase has slowed and we expect that the rate of increase may continue to slow as the average monthly revenue per subscriber increases. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of our larger subscriber base and the resulting challenge associated with achieving higher growth rates. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Three Months Ended June 30,
	2013	2012
Monthly unique visitors (in thousands)	34,907	23,474
Mobile monthly unique visitors (in thousands)	13,047	6,512
New contributions to user-generated content (in thousands)	1,108	768
Total subscribers (at period end)	32,123	21,544
Average monthly revenue per subscriber ($)	194	148

Components of Statements of Operations

Revenue

Our revenue is comprised of marketplace revenue and media revenue.

Marketplace Revenue. Marketplace revenue primarily consists of our fixed-fee subscription products. We currently provide two sets of products to real estate professionals on a subscription basis. The first set of products, which include Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on the location and the percentage of market share purchased. We price Trulia Local Ads and Trulia Mobile Ads subscriptions similarly based on geography, the share of a market, and demand. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for new subscriptions to this service at a fixed monthly price for periods that generally range from three months to 12 months. We recognize our subscription revenue ratably over the term of the subscription.

Media Revenue. We derive media revenue from sales of display advertisements to real estate advertisers, such as home improvement companies and mortgage lenders. We also derive media revenue from sales of display advertisements to leading consumer brands, such as home furnishings, cable, and automotive companies. Our media products enable our customers to display advertisements to promote their brand on our website and mobile website, m.trulia.com. Pricing is primarily based on advertisement size and position on our web page, and fees are generally billed monthly, based on a per impressions or a per click basis. Impressions are the number of times an advertisement is loaded on our web page, and prices are measured on a cost per thousand, or CPM, basis. Clicks are the number of times users click on an advertisement, and prices are measured on a cost per click, or CPC, basis. CPC is based on the number of times a user clicks an advertisement. This media revenue is recognized in the periods the clicks or impressions are delivered. Our media revenue is generated primarily through advertisements placed on our website and our partners’ websites, although we do generate some media revenue from display advertising on our mobile website and our mobile applications. As our mobile web pages offer less space on which to display advertising, a shift in user traffic from our website to mobile products could decrease our advertising inventory and negatively affect our media revenue. We do not believe that we have experienced a shift in user traffic from our website to our mobile applications, as our monthly unique visitors and mobile monthly unique visitors each continued to grow at a rapid pace.

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

General and Administrative. General and administrative expenses consist primarily of headcount related expenses including salaries, bonuses, and benefits and stock-based compensation expense for executive, finance, accounting, legal, human resources, recruiting, and administrative support personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and allocated overhead costs.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Statement of Operations Data:
Revenue	$29,713	$16,825	$53,715	$28,987
Cost and operating expenses: (1)
Cost of revenue (2)	4,443	2,488	7,624	4,693
Technology and development	6,529	5,259	11,426	9,905
Sales and marketing	13,302	9,122	25,595	15,197
General and administrative	5,570	3,054	10,742	6,025
Acquisition related costs	2,005	—	2,005	—

Total cost and operating expenses	31,849	19,923	57,392	35,820

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Loss from operations	(2,136)	(3,098)	(3,677)	(6,833)
Interest income	52	4	78	7
Interest expense	(217)	(239)	(453)	(491)
Change in fair value of warrant liability	—	(107)	—	(323)

Loss before provision for income taxes	(2,301)	(3,440)	(4,052)	(7,640)
Provision for income taxes	(110)	—	(341)	—

Net loss attributable to common stockholders	$(2,411)	$(3,440)	$(4,393)	$(7,640)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$57	$9	$98	$14
Technology and development	578	184	989	376
Sales and marketing	485	124	822	179
General and administrative	866	234	1,469	447

Total stock-based compensation	$1,986	$551	$3,378	$1,016

(2) Amortization of product development costs was included in technology and development as follows:	$397	$207	$596	$481

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	15	15	14	16
Technology and development	22	31	21	34
Sales and marketing	45	54	48	52
General and administrative	19	18	20	21
Acquisition related costs	6	—	4	—

Total cost and operating expenses	107	118	107	124
Loss from operations	(7)	(18)	(7)	(24)
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(2)
Change in fair value of warrant liability	—	(1)	—	(1)

Loss before provision for income taxes	(8)	(20)	(8)	(26)
Provision for income taxes	—	—	(1)	—

Net loss attributable to common stockholders	(8)%	(20)%	(9)%	(26)%

*	Less than 0.5% of revenue.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, taxes, depreciation and amortization, change in the fair value of our warrant liability, stock-based compensation, and certain other infrequently occurring items that Trulia does not believe are indicative of ongoing results (such as acquisition related costs). Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net loss attributable to common stockholders	$(2,411)	$(3,440)	$(4,393)	$(7,640)
Non-GAAP adjustments:
Interest income	(52)	(4)	(78)	(7)
Interest expense	217	239	453	491
Depreciation and amortization	1,548	789	2,909	1,586
Change in fair value of warrant liability	—	107	—	323
Stock-based compensation	1,986	551	3,378	1,016
Provision for income taxes	110	—	341	—
Acquisition related costs	2,005	—	2,005	—

Adjusted EBITDA	$3,403	$(1,758)	$4,615	$(4,231)

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Revenue	$29,713	$16,825	77%

Revenue increased to $29.7 million in the three months ended June 30, 2013 from $16.8 million in the three months ended June 30, 2012, an increase of $12.9 million, or 77%. Marketplace revenue and media revenue represented 70% and 30%, respectively, of total revenue in the three months ended June 30, 2013, compared to 66% and 34%, respectively, of total revenue in the three months ended June 30, 2012. The increase in total revenue was attributable to the significant growth of our subscriber base and increase in average revenue per subscriber.

During the three months ended June 30, 2013 and 2012, we recognized marketplace revenue and media revenue as follows:

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Marketplace revenue	$20,933	$11,049	89%
Media revenue	$8,780	$5,776	52%

Total revenue	$29,713	$16,825	77%

Marketplace revenue increased to $20.9 million in the three months ended June 30, 2013 from $11.0 million in the three months ended June 30, 2012, an increase of $9.9 million, or 89%. This increase was primarily attributable to the growth in the number of subscribers, our inventory expansion program, increased sales of our mobile subscription product, Trulia Mobile Ads, and increased prices. The overall subscriber base grew by 49% to 32,123 subscribers as of June 30, 2013 from 21,544 subscribers as of June 30, 2012. Our mobile subscription product for agents, Trulia Mobile Ads, which we launched in May 2012, contributed to marketplace revenue growth in the three months ended June 30, 2013. Of the total 32,123 subscribers as of June 30, 2013 approximately 8,200 subscribers, or 26%, have now purchased our mobile subscription product, which is priced at a premium to our Trulia Local Ads product. The average monthly revenue per subscriber increased from $148 in the three months ended June 30, 2012 to $194 in the three months ended June 30, 2013, largely due to increased sales of our Trulia Local Ads and Trulia Mobile Ads products in our high demand zip codes as a result of monetization improvement of these products. And lastly, we experienced an increase in our marketplace revenue as a result of new partnership arrangements entered into in the last quarter of fiscal year 2012.

Media revenue increased to $8.8 million in the three months ended June 30, 2013 from $5.8 million in the three months ended June 30, 2012, an increase of $3.0 million, or 52%. This increase continues to be driven by strong year over year growth in our average monthly unique visitors, from 23.5 million in the three months ended June 30, 2012 to 34.9 million in the three months ended June 30, 2013, an increase of 49%. We also experienced an increase in advertising revenue due to strong premium advertising demand in the three months ended June 30, 2013.

Cost of Revenue

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Cost of revenue	$4,443	$2,488	78%

Cost of revenue increased to $4.4 million in the three months ended June 30, 2013 from $2.5 million in the three months ended June 30, 2012, an increase of $1.9 million, or 78%. This increase is primarily due to a $0.6 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 12% increase in cost of revenue headcount in the three months ended June 30, 2013. Also, new partnership arrangements entered into in the last quarter of fiscal year 2012 resulted in a $0.8 million increase in cost of revenue in the three months ended June 30, 2013.

Technology and Development Expenses

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Technology and development	$6,529	$5,259	24%

Technology and development expenses increased to $6.5 million in the three months ended June 30, 2013 from $5.2 million in the three months ended June 30, 2012, an increase of $1.3 million, or 24%. This increase is primarily due to a $1.3 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 17% increase in technology and development headcount in the three months ended June 30, 2013. Because we capitalized more product development costs in the three months ended June 30, 2013, our overall technology and development expenses had a lower year-to-year percent increase compared to the three month ended June 30, 2012.

Sales and Marketing Expenses

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Sales and marketing	$13,302	$9,122	46%

Sales and marketing expenses increased to $13.3 million in the three months ended June 30, 2013 from $9.1 million in the three months ended June 30, 2012, an increase of $4.2 million, or 46%. This increase is primarily due to a $4.0 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 30% increase in sales and marketing headcount in the three months ended June 30, 2013. Additionally, a $0.2 million increase in marketing and advertising expenses was due to increased marketing activities related to our Trulia Mobile Ads product.

General and Administrative Expenses

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
General and administrative	$5,570	$3,054	82%

General and administrative expenses increased to $5.5 million in the three months ended June 30, 2013 from $3.0 million in the three months ended June 30, 2012, an increase of $2.5 million, or 82%. This increase is primarily due to increased costs and expenses related to operating as a public company in 2013. These costs include a $2.0 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 30% increase in general and administrative headcount in the three months ended June 30, 2013. Additionally, a $0.3 million increase was attributable to an increase in outside professional services costs.

Acquisition Related Costs

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Acquisition related costs	$2,005	$—	100%

In the three months ended June 30, 2013 we incurred $2.0 million of expenses in connection with our proposed acquisition of Market Leader described elsewhere in this Quarterly Report on Form 10-Q primarily related to legal and investment banking fees.

Interest Expense

	Three Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Interest Expense	$217	$239	9%

Interest expense decreased to $217,000 in the three months ended June 30, 2013 from $239,000 in the three months ended June 30, 2012, a decrease of $22,000, or 9%, as a result of repayment of a portion of our long-term debt. The interest expense is associated with our outstanding indebtedness.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Revenue	$53,715	$28,987	85%

Revenue increased to $53.7 million in the six months ended June 30, 2013 from $29.0 million in the six months ended June 30, 2012, an increase of $24.7 million, or 85%. Marketplace revenue and media revenue represented 71% and 29%, respectively, of total revenue in the six months ended June 30, 2013, compared to 68% and 32%, respectively, of total revenue in the six months ended June 30, 2012. The increase in total revenue was attributable to the significant growth of our subscriber base and increase in average revenue per subscriber.

During the six months ended June 30, 2013 and 2012, we recognized marketplace revenue and media revenue as follows:

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Marketplace revenue	$38,290	$19,733	94%
Media revenue	$15,425	$9,254	67%

Total revenue	$53,715	$28,987	85%

Marketplace revenue increased to $38.3 million in the six months ended June 30, 2013 from $19.7 million in the six months ended June 30, 2012, an increase of $18.6 million, or 94%. This increase was primarily attributable to the growth in the number of subscribers, our inventory expansion program, increased sales of our mobile subscription product, Trulia Mobile Ads, as well as increased prices. The overall subscriber base grew by 49% to 32,123 subscribers as of June 30, 2013 from 21,544 subscribers as of June 30, 2012. Our most significant mobile subscription product for agents, Trulia Mobile Ads, which we launched in May 2012 and refreshed it in March 2013 to increase the number of placements of agent advertisements, contributed to the marketplace revenue growth in the six months ended June 30, 2013. Of the total 32,123 subscribers as of June 30, 2013 approximately 8,200 subscribers, or 26%, have now purchased a mobile subscription product, which is priced at a premium. The average monthly revenue per subscriber increased from $140 in the six months ended June 30, 2012 to $190 in the six months ended June 30, 2013, largely due to increased sales of our Trulia Local Ads and Trulia Modile Ads products in our high demand zip codes as a result of monetization improvement of these products. And lastly, we experienced an increase in our marketplace revenue as a result of new partnership arrangements entered into in the last quarter of fiscal year 2012.

Media revenue increased to $15.4 million in the six months ended June 30, 2013 from $9.2 million in the six months ended June 30, 2012, an increase of $6.2 million, or 67%. This increase was primarily attributable to the strong year over year growth in our average monthly unique visitors from 22.0 million in the six months ended June 30, 2012 to 33.1 million in the six months ended June 30, 2013, an increase of 50%. We also experienced an increase in advertising revenue due to strong premium advertising demand in the six months ended June 30, 2013.

Cost of Revenue

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Cost of revenue	$7,624	$4,693	62%

Cost of revenue increased to $7.6 million in the six months ended June 30, 2013 from $4.7 million in the six months ended June 30, 2012, an increase of $2.9 million, or 62%. This increase is primarily due to a $1.0 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 9% increase in cost of revenue headcount in the six months ended June 30, 2013. Also, new partnership arrangements entered into in the last quarter of the fiscal year 2012 resulted in a $1.2 million increase in the cost of revenue in the six months ended June 30, 2013.

Technology and Development Expenses

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Technology and development	$11,426	$9,905	15%

Technology and development expenses increased to $11.4 million in the six months ended June 30, 2013 from $9.9 million in the six months ended June 30, 2012, an increase of $1.5 million, or 15%. This increase is primarily due to a $1.6 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 17% increase in technology and development headcount in the six months ended June 30, 2013. Because we capitalized more product development costs in the six months ended June 30, 2013, our overall technology and development expenses had a lower year-over-year percentage increase compared to the six months ended June 30, 2012.

Sales and Marketing Expenses

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Sales and marketing	$25,595	$15,197	68%

Sales and marketing expenses increased to $25.6 million in the six months ended June 30, 2013 from $15.2 million in the six months ended June 30, 2012, an increase of $10.4 million, or 68%. This increase is primarily due to a $9.2 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 32% increase in sales and marketing headcount in the six months ended June 30, 2013. Additionally, a $1.1 million increase was due to an increase in software licensing costs.

General and Administrative Expenses

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
General and administrative	$10,742	$6,025	78%

General and administrative expenses increased to $10.7 million in the six months ended June 30, 2013 from $6.0 million in the six months ended June 30, 2012, an increase of $4.7 million, or 78%. This increase is primarily due to increased costs and expenses related to operating as a public company in 2013. These costs include a $3.6 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of 37% increase in general and administrative headcount in the six months ended June 30, 2013. Also, a $0.7 million increase was due to an increase in outside professional services expense related to preparation of our first annual report on Form 10-K.

Acquisition Related Costs

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Acquisition related costs	$2,005	$—	100%

In the six months ended June 30, 2013 we incurred $2.0 million of expenses in connection with our proposed acquisition of Market Leader described elsewhere in this Quarterly Report on Form 10-Q related to legal and investment banking fees.

Interest Expense

	Six Months Ended June 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Interest Expense	$453	$491	8%

Interest expense decreased to $453,000 in the six months ended June 30, 2013 from $491,000 in the six months ended June 30, 2013, a decrease of $38,000, or 8%, as a result of repayment of a portion of our long-term debt. The interest expense is associated with our outstanding indebtedness.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $215.7 million which consisted of bank deposits and money market funds. On March 20, 2013, we completed our follow-on public offering pursuant to which we sold an aggregate of 4,025,000 shares of our common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Prior to our follow-on public offering, our operations were financed primarily by the net proceeds of $89.4 million from our initial public offering in September 2012, and $10.0 million in proceeds from the issuance of indebtedness from a Credit Facility. As of June 30, 2013, we had $8.9 million of outstanding debt from the Credit Facility, which reflected a debt discount of $169,000.

On May 7, 2013, we entered into the Merger Agreement with Market Leader and Mariner Acquisition Corp. Pursuant to the terms, and subject to the conditions, of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Mariner Acquisition Corp. will be merged with and into Market Leader, and Market Leader will continue as the surviving corporation of the merger and as our wholly owned subsidiary. At the effective time of the merger, each outstanding share of Market Leader common stock (other than shares with respect to which dissenter’s rights are properly exercised or shares owned by us, any of our subsidiaries or Market Leader) will be converted into the right to receive (i) 0.1553 of a share of our common stock, plus (ii) $6.00 in cash, without interest, and in each case subject to applicable withholding tax. We expect to issue approximately 4.3 million shares of our common stock and to pay approximately $167 million in cash to shareholders of Market Leader at the effective time of the merger. In connection with the merger, Market Leader stock options, stock appreciation rights and restricted stock units will be assumed and converted into corresponding equity awards to purchase or acquire shares of our common stock.

We have incurred cumulative losses of $51.5 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

In September 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the Credit Facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. The indebtedness we incurred under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. As of June 30, 2013, we had drawn $10.0 million in term loans under the credit facility. Our ability to draw additional funds under this credit facility expired on December 31, 2012.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$5,924	$1,595
Cash provided by (used in) investing activities	$(4,328)	$1,245
Cash provided by financing activities	$114,127	$(425)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2013 was $5.9 million. The primary component of our cash flows during the six months ended June 30, 2013 was our net loss of $4.4 million. The cash flows from our net loss were more than offset by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $2.9 million for depreciation and amortization of our property and equipment, and a $3.4 million for stock-based compensation. We also recognized changes in operating assets and liabilities which provided $4.0 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $1.5 million increase in deferred revenue due to the increase in the number of total subscribers and average monthly revenue per subscriber during the six months ended June 30, 2013. Changes in our operating assets and liabilities were also affected by an increase in accrued liabilities in the amount of $2.8 million due primarily to the overall growth in our business during the year; an increase in accrued compensation and benefits of $3.1 million due to the growth in our headcount; and an increase in accounts receivable of $3.9 million primarily due to our revenue growth but also due to the timing of collections.

Cash Flows from Investing Activities

Cash used in investing activities of $4.3 million for the six months ended June 30, 2013 was primarily related to the acquisition of property and equipment in the amount of $4.6 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2013 of $114.1 million were comprised of net proceeds of $114.0 million from our follow-on public offering in March 2013 that was offset by $1.0 million of costs relate to the offering; and proceeds of $2.2 million from the exercise of stock options, offset by $163,000 of capital lease payments, and $915,000 of repayment of a portion of our long-term debt.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$3,843	$5,242	$—	$—	$9,085
Interest on long-term debt (1)	550	267	—	—	817
Operating leases (2)	2,963	2,248	—	—	5,211
Capital leases	70	—	—	—	70

Total contractual obligations	$7,426	$7,757	$—	$—	$15,183

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $215.7 million as of June 30, 2013, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $8.9 million as of June 30, 2013, of which $3.7 million is due within 12 months. Amounts outstanding under our Credit Facility carry variable interest rates ranging from 6.0% to 8.75%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, three purported class action law suits brought on behalf of all Market Leader shareholders were filed in King County Superior Court: Bruce Lynn v. Market Leader, et al., No. 13-2-20796-6, filed May 23, 2013; Arjun Reddy v. Morris, et al., No. 13-2-21115-7, filed May 29, 2013; and Jamason v. Market Leader, et al., No. 13-2-21190-4, filed May 29, 2013.

On July 8, 2013, the King County Superior Court ordered the consolidation of the three actions under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA, or the Merger Litigation, and appointed Arjun Reddy as Lead Plaintiff and Faruqi & Faruqi LLP as Lead Counsel.

On July 15, 2013, Lead Plaintiff Reddy filed the Consolidated Class Action Complaint, or the Consolidated Complaint, which superseded the complaints filed in the three separate lawsuits. The Consolidated Complaint alleges that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by us. The Consolidated Complaint also alleges that the defendants, including us, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleges that we, Mariner Acquisition Corp. and Market Leader aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint seeks an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs.

On August 5, 2013, the defendants and Lead Plaintiff entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations by Lead Plaintiff against Market Leader and the other defendants. The settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint.

Lead Plaintiff and Lead Counsel intend to apply to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader has reserved the right to oppose the application for an award of fees and reimbursement of costs.

Zillow Litigation

On September 12, 2012, Zillow filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We believe we have meritorious defenses to Zillow’s claims. We filed a renewed motion to dismiss Zillow’s complaint on July 19, 2013. We intend to continue to vigorously defend the lawsuit.

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

On May 7, 2013, we entered into a definitive agreement under which we will acquire all of the outstanding shares of Market Leader, Inc., or Market Leader. The transaction is subject to a number of closing conditions, such as the approval of the shareholders holding a majority of the outstanding shares of Market Leader common stock, antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that Market Leader could receive an unsolicited proposal from a third party or that either we or Market Leader could exercise our respective termination rights. In the event that the acquisition is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs, including costs related to the acquisition, many of which must be paid even if the merger is not completed. We cannot provide any assurance that the Market Leader acquisition will be completed, that there will not be a delay in the completion of the acquisition, or that all or any of the anticipated benefits of the acquisition will be obtained. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.

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

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number of consumers using our website and mobile applications;

•	continue to obtain home listing information, as well as information on schools, crime, commute times , neighborhood amenities, rental prices and historical earthquake and flood data;

•	increase the number of real estate professionals subscribing to our products;

•	increase the revenue from real estate professionals subscribing to our products;

•	increase the revenue from advertisers on our website;

•	successfully develop and deploy new features and products;

•	encourage and foster the growth of user-generated content;

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of June 30, 2013, we had an accumulated deficit of $51.5 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, increasing competition, weakness in the residential real estate market, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely on subscriptions purchased by real estate professionals to generate a substantial portion of our revenue. Subscriptions accounted for 71%, 67% ,58% and 47% of our revenue in the six months ended June 30, 2013 and the years ended December 31, 2012, 2011 and 2010, respectively. We generally offer subscriptions for periods between three months to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months.

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 3.0 million real estate professionals in the United States. As of June 30, 2013, we had more than 401,000 active real estate professionals in our marketplace and 32,123 total paying subscribers. We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the three months ended June 30, 2013 and 2012. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the three months ended June 30, 2013 and 2012 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

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

Our ability to grow revenue depends, in part, on our ability to optimize pricing and increase average monthly revenue per subscriber over time. Since launching our first subscription product in 2007, we have continued to expand our products and optimize pricing of our products. In the three months ended June 30, 2013 our average monthly revenue per subscriber was $194 compared to $148 in the three months ended June 30, 2012. As we continue to optimize our pricing, real estate professionals may not accept these new prices, which may harm our business and growth prospects.

If advertisers reduce or end their advertising spending with us, or if we are unable to attract new advertisers, our business and operating results would be harmed.

Display advertising accounted for 29%, 33%, 42% and 53% of our revenue in the six months ended June 30, 2013, March 31, 2013 and the years ended December 31, 2012, 2011, and 2010, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the six months ended June 30, 2013, our mobile products accounted for 37% of our total traffic compared to 26% of our total traffic for the six months ended June 30, 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile website, m.trulia.com. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our mobile website by zip code and by share of a given market. We monetize our mobile website and mobile applications through the sale of display advertisements and we also provide our subscribers rotational placement in a local lead form that appears on certain pages of our mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows 8, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

In the six months ended June 30, 2013 and years ended December 31, 2012, 2011 and 2010, our ten largest advertising partners accounted for more than 58%, 60%, 50% and 50% of our media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Current and future acquisitions and investments could disrupt our business, cause dilution to our stockholders, and harm our financial condition and operating results.

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

In addition, on September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We filed a renewed motion to dismiss Zillow’s complaint on July 19, 2013.

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

On September 15, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the credit facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. In May 2012, we failed to comply with the covenant that required delivery of audited financial statements for the year ended December 31, 2011 within the time period set forth in the credit facility. Hercules granted a waiver arising from our failure to comply with this reporting covenant. If we default on our obligations under this agreement, Hercules may foreclose on our assets to repay our outstanding obligations to Hercules, which would materially and adversely impact our business. As of June 30, 2013, we had drawn $10.0 million in term loans under the credit facility, and the drawdown period for the remaining $10.0 million expired on December 31, 2012. If we default on payments due pursuant to the credit facility and are forced to sell assets to satisfy these obligations, our business would be materially and adversely affected.

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

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets. For example, in September 2012, we introduced a mortgage product through which we provide real-time mortgage quotes to our users. We currently obtain mortgage quotes from a single third party partner. While the third party partner is obligated under our agreement to continue to provide real-time mortgage quotes and to support us until October 2014, we cannot guarantee that we will be able to continue to obtain mortgage quotes from this third party partner beyond October 2014. If we are unable to add additional real-time mortgage quote providers, find replacement real-time mortgage quote providers on similar or better terms or we are unable to integrate with other providers, our expansion into the mortgage market will be hindered and our business and operating results may suffer.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities or if we issue equity securities as consideration in a merger or acquisition, our existing stockholders could suffer significant ownership dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. We expect to issue approximately 4.3 million shares of our common stock and to pay approximately $167 million in cash to shareholders of Market Leader in connection with our proposed acquisition of Market Leader. Payment of the cash and equity consideration at closing will reduce capital on hand to support business growth and result in significant dilution to our existing stockholders. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $45.67 through August 5, 2013. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of June 30, 2013, we had 32,285,610 shares of common stock outstanding.

As of June 30, 2013 an aggregate of 3,372,377 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register the approximately 6,112,904 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

a) Sales of Unregistered Securities

From January 1, 2013 to June 30, 2013, we issued 39,025 shares of common stock pursuant to the cashless net exercise of a warrant to purchase our common stock without registration under the Securities Act. The shares of common stock issued pursuant to the cashless net exercise of the warrant were not registered under the Securities Act in reliance upon an exemption from registration available under Section 4(2) of the Securities Act.

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

On March 20, 2013, we closed our follow-on public offering pursuant to which we sold 4,025,000 shares of our common stock, which includes 525,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $29.75 per share, resulting in net proceeds to us of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on March 15, 2013. From the effective date of the registration statement through June 30, 2013, we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.

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

Trulia, Inc.

Date: August 12, 2013	/S/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2013	/S/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2012 Equity Incentive Plan (as amended and restated)

10.2	Agreement and Plan of Merger (incorporated by reference, file no. 001-35650, exhibit 2.01, May 8, 2013)

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.