Form 10-Q
period 2013-09-30
TRULIA, INC.
filed 2013-11-14
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2013

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

As of October 14, 2013, 37,297,030 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,417	$100,017
Accounts receivable, net of allowance for doubtful accounts of $446 and $142 as of September 30, 2013 and December 31, 2012, respectively	13,679	6,095
Prepaid expenses and other current assets	5,853	1,413

Total current assets	62,949	107,525
Restricted cash	1,885	385
Property and equipment, net	12,524	7,069
Intangible assets	121,699	445
Goodwill	255,904	2,155
Other assets	622	1,385

TOTAL ASSETS	$455,583	$118,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,954	$525
Accrued liabilities	10,061	2,916
Accrued compensation and benefits	10,001	4,500
Deferred revenue	12,089	13,296
Long-term debt, current portion	3,748	2,665
Other current liabilities	601	991

Total current liabilities	38,454	24,893
Long-term debt, net of current portion	4,269	7,094
Other long-term liabilities	1,551	443

Total liabilities	44,274	32,430
Commitments and contingencies (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of September 30, 2013 and December 31, 2012; no shares issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 37,269,391 and 27,552,818 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	465,047	133,659
Accumulated deficit	(53,738)	(47,125)
Total stockholders’ equity	411,309	86,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455,583	$118,964

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$40,283	$18,544	$93,998	$47,531
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	6,069	2,615	13,694	7,308
Technology and development	10,058	5,235	21,484	15,140
Sales and marketing	20,189	8,441	45,785	23,638
General and administrative	9,826	3,631	20,568	9,656
Acquisition related costs	4,060	—	6,065	—

Total cost and operating expenses	50,202	19,922	107,596	55,742
Loss from operations	(9,919)	(1,378)	(13,598)	(8,211)
Interest income	33	3	112	10
Interest expense	(203)	(268)	(655)	(759)
Change in fair value of warrant liability	—	(46)	—	(369)

Loss before provision for income taxes	(10,089)	(1,689)	(14,141)	(9,329)
Income tax benefit	7,869	—	7,529	—

Net loss attributable to common stockholders	$(2,220)	$(1,689)	$(6,612)	$(9,329)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.19)	$(0.21)	$(1.23)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,557,842	8,805,722	31,734,356	7,572,902

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,612)	$(9,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,288	2,472
Stock-based compensation	10,551	1,809
Provision for doubtful accounts	325	53
Change in fair value of warrant liability	—	369
Increase in stock appreciation rights liability	117	—
Release of valuation allowance	(7,923)	—
Amortization of debt discount	105	131
Amortization of debt issue cost	21	23
Changes in operating assets and liabilities:
Accounts receivable	(6,961)	(2,691)
Prepaid expenses and other current assets	(1,802)	(809)
Other assets	—	(533)
Accounts payable	(5,334)	(1,061)
Accrued liabilities	3,609	2,385
Accrued compensation and benefits	3,248	1,382
Deferred revenue	(1,207)	8,416
Other long-term liabilities	(184)	(265)

Net cash provided by (used in) operating activities	(5,759)	2,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and deposits	(1,500)	—
Decrease in restricted cash and deposits	413	—
Reclass from cash equivalents to short-term investments	—	(85)
Maturities of short-term investments	2,999	4,300
Purchases of property and equipment	(8,191)	(3,387)
Acquisition, net of cash acquired of $9.7 million in 2013 and $0 in 2012	(160,813)	—

Net cash provided by (used in) investing activities	(167,092)	828

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of underwriting discounts	114,056	93,279
Payments of costs related to public offerings	(1,034)	(2,401)
Repayments of long-term debt	(1,848)	—
Value of equity awards withheld for tax liability	(201)	—
Repayments on capital lease liability	(167)	(250)
Proceeds from exercise of stock options	5,445	741

Net cash provided by financing activities	116,251	91,369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,600)	94,549
CASH AND CASH EQUIVALENTS—Beginning of period	100,017	7,041

CASH AND CASH EQUIVALENTS—End of period	43,417	101,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$544	$586

Cash paid for income taxes	$395	$4

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred IPO/follow-on offering costs	$—	$1,431
Stock-based compensation capitalized in product development costs	$407	$30

Conversion of preferred stock warrants to common stock warrants	$—	$666

Purchase of equipment under capital leases	$—	$119

Net change related to purchase of equipment in accounts payable and accrued liabilities	$136	$(90)

Shares issued and assumed related to acquisition	5,340,271	—

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Description of Business

We were incorporated on June 1, 2005 in the state of Delaware as Realwide, Inc. On September 22, 2005, we changed our name to Trulia, Inc.

Our online marketplace and mobile applications help consumers research homes and neighborhoods and provide a broad array of information to help them in the buying and selling processes. We also help real estate professionals market themselves and their listings. Our subscription-based real estate marketing and software products provide real estate professionals with access to transaction-ready consumers and help them grow and manage their businesses.

Follow-on Public Offering

In March 2013, we completed a follow-on public offering in which we sold an aggregate of 4,025,000 shares of our common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We received aggregate net proceeds of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

Acquisition of Market Leader, Inc.

In August 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. (“Market Leader”) for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of our common stock, for a total purchase consideration of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Merger Agreement. We have included Market Leader’s results of operations prospectively after August 20, 2013, the date of acquisition. Further detail on this business combination is presented in Note 5 of these condensed consolidated financial statements.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on our future financial position, results of operations, or cash flows: ability to obtain additional financing; advances and trends in new technologies and industry standards; changes in certain strategic relationships or customer relationships; market acceptance of our products; development of sales channels; loss of significant customers; litigation or other claims against us; the hiring, training, and retention of key employees; changes in enacted tax rates; and new product introductions by competitors.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K, which was filed with the SEC on March 4, 2013. The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013, or for any other interim period, or for any other future year.

Principles of Consolidation

The unaudited consolidated financial statements include the operations of Trulia and our wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combination

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Purchased Intangible Assets

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The useful lives of the purchased intangible assets are as follows:

Enterprise relationships	10
Premium users	5
Existing technology	7
Trade names	10
Home/MLS data feeds	10

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires that we make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; useful lives of property and equipment and intangible assets; recoverability of long-lived assets, intangible assets with definite lives and goodwill; determination of fair value of our common stock, stock options and preferred and common stock warrants; income tax uncertainties, including a valuation allowance for deferred tax assets; accounting for business combinations; and contingencies. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report for the fiscal year ended December 31, 2012.

Reclassification

Certain amounts in the balance sheet for the year ended December 31, 2012 have been reclassified to be consistent with the current year presentation. Net intangible assets of $278,000 and $445,000 as of September 30, 2013 and December 31, 2012, respectively, have been reclassified out of other assets into an intangible assets line in the balance sheet to conform with the presentation of the intangible assets acquired in the business combination transaction. This reclassification has no impact on our financial condition, results of operations or cash flows.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We expect to adopt this guidance on January 1, 2014. We are in process of assessing the impact on our financial position, results of operations and cash flows from the adoption of this guidance.

3.	Fair Value Measurements

Fair Value of Financial Instruments

The carrying values of our financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying value of the restricted cash approximates its fair value due to the short period of time to maturity of the underlying certificates of deposit. Long-term debt is stated at the carrying value as the stated interest rate approximates market rates currently available to us. As of September 30, 2012, we were holding preferred stock warrants for which their carrying amount represented their fair value.

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

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level III—Unobservable inputs that are supported by little or no market activity, which requires us to develop our own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of September 30, 2013 and December 31, 2012 our financial instruments consisted of Level I assets and liabilities. Level I assets include highly liquid money market funds that are classified as cash and cash equivalents and certificates of deposit that are included in restricted cash. Level I liabilities consist of long-term debt. Prior to September 2012, we carried a Level III liability related to a preferred stock warrant that was remeasured in August 2012 before our initial public offering in September 2012 and reclassified as additional paid-in capital. Inputs used to determine the estimated fair value of the warrant liability in August 2012 included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, the risk-free interest rates, the expected dividends, and the expected volatility of the underlying stock.

As of September 30, 2013 and December 31, 2012 we measured and reported our cash equivalents and restricted cash at fair value on a recurring basis. Our cash equivalents are invested in money market funds and our restricted cash consists of certificates of deposit. The following table sets forth the fair value of our financial assets remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of September 30, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$9,683	$—	$—	$9,683
Restricted cash	1,885	—	—	1,885

Total financial assets	$11,568	$—	$—	$11,568

	As of December 31, 2012
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,681	$—	$—	$6,681
Restricted cash	385	—	—	385

Total financial assets	$7,066	$—	$—	$7,066

Our cash equivalents include all credit card and debit card transactions that process within one business day. The amounts due from third party merchant processors for these transactions that are included in the cash equivalents totaled $427,000 and $135,000 as of September 30, 2013 and December 31, 2012, respectively.

The following table sets forth a summary of the changes in the fair value of our Level III financial liabilities for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value—beginning of period	$—	$620	$—	$297
Issuance of preferred stock warrants	—	—		—
Change in fair value of Level III financial liabilities	—	46		369
Reclassification of warrant liability to stockholders’ equity (deficit)	—	(666)	—	(666)

Fair value—end of period	$—	$—	$—	$—

We determined the fair value of the outstanding convertible preferred stock warrants as of August 2012 using the following assumptions:

As of August 17, 2012
Estimated term (in years)	5.9
Risk-free interest rate	1.0%
Expected volatility	53%
Expected dividend yield	0%

The gains and losses from remeasurement of Level III financial liabilities were recorded through the change in fair value of the warrant liability in the statements of operations.

4.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Computer equipment	$6,216	$6,078
Capitalized product development costs	6,768	3,230
Furniture and fixtures	1,525	974
Leasehold improvements	2,834	2,314
Software	179	11
Assets not yet in service	4,305	614

Total property and equipment, gross	21,827	13,221
Less: accumulated depreciation and amortization	(9,303)	(6,152)

Total property and equipment, net	$12,524	$7,069

As of September 30, 2013 and December 31, 2012, property and equipment under capital lease, included within the computer equipment balance above, amounted to $491,000 and $865,000, respectively, with accumulated depreciation of $354,000 and $492,000 respectively. Depreciation expense for the three months ended September 30, 2013 and 2012 was $1.6 million and $865,000, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $4.5 million and $2.4 million, respectively.

We capitalized costs associated with product development of $2.0 million and $728,000 during the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $1.5 million during the nine months ended September 30, 2013 and 2012, respectively. Amortization expense for product development costs included in the technology and development expenses during the three months ended September 30, 2013 and 2012 was $559,000 and $266,000, respectively. Amortization expense for product development costs included in the technology and development expense during the nine months ended September 30, 2013 and 2012 was $1.2 million and $748,000, respectively.

5.	Acquisition of Market Leader

During the quarter, we acquired all the outstanding shares of capital stock of Market Leader, Inc. (“Market Leader”) for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service

(“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase price of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Merger Agreement. We have included Market Leader’s results of operations prospectively after August 20, 2013, the date of acquisition.

The acquisition adds additional products and services to our offerings for real estate professionals. With these additional products, we now offer products and services that encompass the entire real estate agent workflow -- from generating and capturing initial leads through nurturing those leads into clients and real estate transactions. The acquisition has also added new customers, technology assets and intellectual property assets.

The purchase price of $372.7 million reflects the cash amount paid and the fair value of our common stock transferred as consideration for all outstanding shares of Market Leader, and the fair value of pre-combination services of Market Leader employees reflected in the vested equity awards assumed by us in the acquisition. The purchase price components are summarized in the following table (in thousands):

Cash paid for the outstanding stock of Market Leader	$170,497
Fair value of common stock transferred as consideration for the outstanding stock of Market Leader (4,412,489 shares)	189,296
Fair value of vested equity awards assumed by us	12,871

Total purchase price	$372,664

The fair value of the 4,412,489 shares of our common stock issued as part of the consideration paid for Market Leader was determined on the basis of the closing market price of our common stock on the acquisition date. The fair value of the vested equity awards was determined by using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date.

The fair value of Market Leader unvested stock awards (that were converted to our awards), relate to post-combination services of Market Leader employees and will be recorded as share-based compensation expense over the respective vesting periods.

The total purchase price has been allocated to the preliminary net tangible and intangible assets based on their preliminary fair values as of August 20, 2013 as set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complementary products and largely non-overlapping customer bases. Goodwill is not deductible for income tax purposes. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period. Our preliminary purchase price allocation is as follows: (in thousands):

Cash	$9,662
Short-term investments	2,999
Other identifiable tangible assets	3,732

Total tangible assets	16,393

Accounts payable	(7,058)
Accrued expenses and other current liabilities	(3,104)
Accrued compensation and benefits	(2,253)
Other identifiable liabilities	(8,163)

Total liabilities	(20,578)

Net acquired tangible assets	(4,185)

Identifiable intangible assets	123,100
Goodwill	253,749

Total purchase price allocation	$372,664

We acquired a net deferred tax liability of $7.9 million related to Market Leader in this business combination.

Intangible assets acquired consist of the following (in thousands):

		Estimated Amortization Period (in years)
Enterprise relationships	$29,000	10
Premium users	15,200	5
Existing technology	32,300	7
Trade names	42,900	10
Home/MLS data feeds	3,700	10

Total intangible assets acquired	$123,100

Enterprise relationships consist of contracts with national real estate franchisors that serve as channels for selling Market Leader products and services to real estate agents. Premium users consist of real estate professionals and brokerages that purchase enhanced versions of Market Leader’s products and services. Existing technology consists of software products and supporting technology infrastructure developed by Market Leader. Trade names includes the several registered trademarks, logos and domain names owned by Market Leader, including Market Leader, House Values and Sharper Agent. MLS data feeds means the contractual rights to display for-sale home listings from hundreds of multiple listing services in the United States.

The estimated fair value of the intangible assets acquired was determined by us, and we considered or relied in part upon a valuation report of a third-party expert. We used an income approach to measure the fair value of the enterprise relationships based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the customer relationships based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the developed technology based on the relief-from-royalty method. We used an income approach to measure the fair value of the trade names based on the relief-from-royalty method. We used a cost approach to measure the fair value of the home/MLS data feed based on the estimated cost to replace the data feed library.

Net tangible assets were valued at their respective carrying amounts, as we believe that these amounts approximate their current fair values.

Acquisition-related costs incurred, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related costs of $6.1 million for the nine months ended September 30, 2013 are included as a separate line item in our combined statement of operations.

The following pro forma condensed combined financial information gives effect to the acquisition of Market Leader as if it was consummated on January 1, 2012 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. Direct and incremental transaction costs are excluded from the three month periods ended September 30, 2013 and 2012 and the nine month period ended September 30, 2013 pro forma condensed combined financial information presented below, and included in the nine month period ended September 30, 2012 pro forma condensed combined financial information presented below. The tax benefit of $6.7 million that resulted from the acquisition is recorded in the nine months ended September 30, 2012 pro-forma period. The pro forma condensed combined financial information is presented for informational purposes only. The pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2012 and should not be taken as representative of future results of operations of the combined company.

The following table presents the pro forma condensed combined financial information (in thousands, except per share amounts). Market Leader’s portion of the revenue and net loss in the period from the acquisition and through September 30, 2013 were $6.5 million and $2.8 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$48,096	$30,235	$128,421	$80,482
Net loss attributable to common shareholders	$(8,955)	$(9,565)	$(23,950)	$(40,791)
Net loss per share attributable to common shareholders – basic and diluted	$(0.23)	$(0.72)	$(0.68)	$(3.40)

6.	Goodwill and Intangible Assets

Goodwill

The following table presents the change in goodwill from December 31, 2012 through September 30, 2013 (in thousands):

Balance as of December 31, 2012	$2,155
Goodwill recorded in connection with the acquisition of Market Leader	253,749

Balance as of September 30, 2013	$255,904

Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complimentary products and largely non-overlapping customer bases. Goodwill is not deductible for tax purposes.

Intangible Assets

The following table presents the detail of intangible assets subject to amortization (in thousands):

	September 30, 2013	December 31, 2012
Enterprise relationships	$29,000	$—
Premium users	15,200	—
Existing technology	32,300	—
Trade names	42,900	—
Home/MLS data feeds	3,700	—
Other	634	591

Intangible assets	123,734	591
Less: accumulated amortization	(2,035)	(146)

Intangible assets, net	$121,699	$445

Amortization expense recorded for intangible assets for the three months ended September 30, 2013 and 2012 was $1.8 million and $21,000, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2013 and 2012 was $1.8 million and $55,400, respectively.

Future amortization expense is expected to be as follows over each of the next five years (in thousands):

Total
2013 (remaining three months)	$3,871
2014	15,465
2015	15,214
2016	15,214
2017	15,214
Thereafter	56,721

Total	$121,699

7.	Debt

In September 2011, we entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. Under the Credit Facility, the two tranches of $5.0 million each were drawn down in full in September 2011, the first of which was used to pay down our debt from its previous credit facility. On December 31, 2012, the drawdown period for the remaining $10.0 million expired. As of September 30, 2013 there was no unused credit balance under this Credit Facility.

The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75%, or 6%, for the first tranche, and a rate equal to the greater of the prime rate plus 5.5%, or 8.75%, for the second tranche. The loan facility was subject to interest-only payments through March 2013, and since then is repayable in 30 equal monthly installments of principal and interest, and has a maturity date of September 2015.

We were in compliance with all covenants under our loan facility agreement as of September 30, 2013 and December 31, 2012.

8.	Commitments and Contingencies

Operating Leases

We lease our corporate offices under noncancelable operating leases. Rent expense from the facility leases is recognized on a straight-line basis over the lease term. The rent expense was $783,000 and $379,000 for the three months ended September 30, 2013 and 2012, respectively. The rent expense was $2.1 million and $976,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, our minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2013 (remaining three months)	$908
2014	3,141
2015	3,712
2016	2,481
2017	2,522
Thereafter	10,106

Total minimum lease payments	$22,870

Contingencies

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, purported class action law suits contesting the merger were filed and then consolidated under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”). On July 15, 2013, a superseding Consolidated Class Action Complaint (“Consolidated Complaint”), was filed, alleging that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The Consolidated Complaint also alleges that the defendants, including us and Mariner Acquisition Corp., our wholly owned subsidiary, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleges that Market Leader, Trulia and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint seeks an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. On August 5, 2013, the parties entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations against Market Leader and the other defendants. The settlement, which is subject to court approval, provides for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint. Lead Counsel for the consolidated action intends to apply to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader has agreed not to oppose the application for an award of fees and reimbursement of costs up to $350,000.

Zillow Litigation

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against us alleging patent infringement. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We believe we have meritorious defenses and we intend to vigorously defend the claims against us. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). The PTO has not yet ruled on the petition. Also, on September 12, 2013, we filed a motion to stay pending the review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed pending the conclusion of the covered business method patent review by the PTO. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. We did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of September 30, 2013 and December 31, 2012.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of the matters discussed above will not have a material and adverse effect on our business, financial position, results of operations, or cash flows. We will, however, accrue for losses for any known contingent liabilities when future payment is probable and the amount is reasonably estimable.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of its directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of September 30, 2013 and December 31, 2012.

9.	Stockholders’ Equity

Common Stock

As of September 30, 2013 and December 31, 2012, we had reserved shares of common stock for issuance as follows:

	As of September 30, 2013	As of December 31, 2012
Stock options and awards issued and outstanding	6,886,181	3,608,326
Stock options and awards available for grant under 2012 Plan	2,002,547	2,127,279
Stock options and awards available for grant under the 2004 Plan	28,037	—
Common stock warrants	—	56,054

Total	8,916,765	5,791,659

The common stock warrants were net exercised in February 2013 at an exercise price of $8.47 per share for an aggregate of 39,025 shares of common stock issued in the transaction.

Preferred Stock

As of September 30, 2013 and December 31, 2012 no shares of preferred stock were issued or outstanding.

10.	Stock-Based Compensation

2005 Stock Plan

We granted options under our 2005 Stock Incentive Plan (the “2005 Plan”) until September 2012 when the 2005 Plan was terminated. Since the date of the plan termination, no more stock options or awards were issued under the plan, however the stock options issued prior to the plan termination continue to be outstanding. Under the terms of the 2005 Plan, we had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”). The options were granted at a price per share not less than 100% of the fair market value per share at the grant date. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

2012 Equity Incentive Plan

Effective September 19, 2012, our board of directors adopted, and our stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Upon adoption of the 2012 Plan, a total of 2,370,000 shares of common stock were reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year by the lesser of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by our board of directors. On January 1, 2013 the shares available for grant under the 2012 Plan were automatically increased by 1,102,112 shares. On June 5, 2013, the stockholders approved a 2,000,000 share increase to the 2012 Plan. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The restricted stock units are granted for zero purchase price.

Market Leader 2004 Equity Incentive Plan

Effective with the acquisition of Market Leader and pursuant to the Merger Agreement between us and Market Leader, we assumed Market Leader’s 2004 Equity Incentive Plan (“2004 Plan”), including all outstanding shares of restricted stock, all outstanding stock appreciation rights, all outstanding options and all shares available for future issuance under the 2004 Plan, and all of such securities became issuable for shares of our common stock, subject to appropriate adjustments to the number of shares pursuant to the Merger Agreement. We will now be able to grant equity-based awards, to the extent permissible by applicable law and NYSE rules, under the terms of the 2004 Plan or the terms of another plan adopted by us to issue the reserved but unissued Market Leader shares under the 2004 Plan and the shares that would otherwise be returned to the 2004 Plan due to (i) awards that lapse, expire, terminate or are canceled prior to the issuance of shares thereunder or (ii) shares of Market Leader common stock that are issued under the 2004 Plan and thereafter are forfeited to or otherwise reacquired by Market Leader.

As of the date we assumed the 2004 Plan, a total of 283,522 shares of common stock were reserved for issuance. The shares available will be increased on January 1, 2014 by 202,770 shares under the automatic annual increase provisions of this plan.

We did not assume Market Leader’s 1999 Stock Incentive Plan (the “1999 Plan”), however, pursuant to the Merger Agreement we have assumed all outstanding shares of restricted stock, all outstanding stock appreciation rights and all outstanding options issued under 1999 Plan. These equity awards will continue to be outstanding and will be governed by the provisions of the 1999 Plan.

Total shares of common stock available for grant under our 2012 Plan and 2004 Plan were 2,030,584 and 2,127,279 as of September 30, 2013 and December 31, 2012, respectively.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2013 under the 2005 Plan, 2012 Plan, 1999 Plan and 2004 Plan (for the period from August 20, 2013 through September 30, 2013) was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2012	3,570,566	$6.45	7.56	$35,415
Assumed in acquisition	643,237	15.27
Granted	586,211	31.67
Canceled	(139,100)	12.20
Exercised	(1,160,694)	4.69

Balance—September 30, 2013	3,500,220	$12.64	7.42	$120,460

Options exercisable—September 30, 2013	1,619,212	$8.16	6.28	$11,201

Options vested and expected to vest—September 30, 2013	3,394,359	$12.37	7.38	$117,755

The options exercisable as of September 30, 2013 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the three months ended September 30, 2013 and 2012 was $19.70 and $7.94, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $14.96 and $6.59, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $18.3 million and $1.4 million, for the three months ended September 30, 2013 and 2012, respectively. The aggregate intrinsic value of options exercised was $35.2 million and $2.8 million, for the nine months ended September 30, 2013 and 2012, respectively.

The total estimated grant date fair value of employee options vested during the three and nine months ended September 30, 2013 was $5.0 million and $4.1 million, respectively. As of September 30, 2013 total unrecognized compensation cost related to non-vested stock options granted to employees was $18.1 million, net of estimated forfeitures of $1.1 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.1 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested —December 31, 2012	37,760	$16.41	2.16	$613
Assumed in acquisition	124,832	11.56
Granted	1,628,893	34.33
Canceled	(62,614)	27.39
Released	(83,028)	28.21
Value of awards withheld for tax liability	4,155	10.47

Unvested—September 30, 2013	1,649,998	$32.78	3.14	$77,404

Restricted stock units expected to vest—September 30, 2013	1,466,941		2.47	$68,990

As of September 30, 2013 total unrecognized compensation cost related to the unvested RSUs granted to employees was $46.8 million, net of estimated forfeitures of $4.1 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.14 years.

In the three months ended September 30, 2013 and June 30, 2013 we granted 2,105,000 stock unit awards in relation to the Market Leader acquisition, of which 1,576,250 were performance based awards and 528,750 were time based awards. The performance based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 above, achievement of certain performance metrics, including comparative market-based returns, and the employees continued service relationship with us. The time based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 above and the employees continued service relationship with us. On August 20, 2013 the first contingency was resolved when we closed the acquisition of Market Leader. Hence, the time-based awards are classified as restricted stock units and are included in the RSU table above. The performance-based awards are summarized in the table below.

	PSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2012	—	$—	—	$—
Granted	1,576,250	22.84
Canceled	—
Released	—

Unvested—September 30, 2013	1,576,250	$22.84	3.26	$74,131

Restricted stock units expected to vest—September 30, 2013	1,396,179		3.25	$65,662

We estimated the fair value of the performance based awards with market-based conditions using a Monte Carlo simulation model. Total compensation cost recorded related to performance-based awards in the three months ended September 30, 2013 was $1.7 million. Additionally, for the performance based awards granted in the three months ended June 30, 2013 prior to closing of Market Leader acquisition in August 2013 we recorded an incremental expense of $383,000 in the three months ended September 30, 2013.

As of September 30, 2013 total unrecognized compensation cost related to the unvested PSUs granted to employees was $18.5 million, net of estimated forfeitures of $1.7 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.26 years.

Summary of Assumptions

The fair value of each employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	5.4	5.5	5.5	5.5
Expected volatility	52%	53%	52%	53%
Risk-free interest rate	1.6%	0.8%	1.1%	0.8%
Dividend rate	—%	0%	—%	0%

The fair value of each performance based award with market based condition was estimated using a Monte Carlo simulation model with the following weighted average assumptions:

	As of May 29, 2013	As of August 29, 2013
Stock price	$30.31	$41.67
Simulation period	2.93 years	2.68 years
Risk free rate	0.47%	0.65%
Volatility	52.6%	52.6%
Dividend yield	0%	0%
Cost of equity	12.6%	12.3%

Stock Appreciation Rights Activity

We measure the fair value of stock appreciation rights similar to stock options. Additionally, we classify stock appreciation rights that can be settled in cash as a liability and remeasure it at fair value at the end of each reporting period. Any changes in fair value as a result of this remeasurement are recorded as cumulative compensation cost. Compensation expense related to stock appreciation rights is recognized over the vesting period using the straight-line method reduced for estimated forfeitures. We recognized $117,000 and $0 of expense in the three and nine months ended September 30, 2013 and 2012, respectively, related to these stock appreciation rights. Stock appreciation rights activity is summarized in the following table:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2012	—	$—	—	$—
Assumed in acquisition	159,713	31.93	3.30	5,684
Granted	—	—
Canceled	—	—
Exercised	—	—

Balance—September 30, 2013	159,713	$31.93	3.30	$5,684

Exercisable—September 30, 2013	42,178	$10.28	3.19	$1,550

Vested and expected to vest—September 30, 2013	146,928	$11.35	3.29	$5,242

No stock appreciation rights were granted in the three or nine months ended September 30, 2013.

The total estimated grant date fair value of employee stock appreciation rights vested during the three and nine months ended September 30, 2013 was $280,000 and $280,000, respectively. As of September 30, 2013 total unrecognized compensation cost related to non-vested stock options granted to employees was $3.7 million, net of estimated forfeitures of $240,000. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.14 years.

The value of each employee stock appreciation right granted was estimated at the end of the reporting period using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2013
Estimated term (in years)	1.18
Risk-free interest rate	0.10%
Expected volatility	42%
Expected dividend yield	0%

Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire the earlier of five years from the date of grant or ninety days following termination of employment.

Stock-Based Compensation Expense

We recorded compensation expense for the stock-based awards granted to employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$200	$6	$298	$20
Technology and development	2,039	253	3,028	629
Sales and marketing	1,526	97	2,348	276
General and administrative	3,525	437	4,994	884

Total stock-based compensation expense	$7,290	$793	$10,668	1,809

11.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders during the three and nine months ended September 30, 2013 and 2012 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(2,220)	$(1,689)	$(6,612)	$(9,329)

Weighted average shares used in computing basic and diluted net loss per share	34,557,842	8,805,722	31,734,356	7,572,902

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.19)	$(0.21)	$(1.23)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options and awards	6,886,181	3,801,364	6,886,181	3,801,364
Heldback shares in connection with Movity acquisition	30,524	30,524	30,524	30,524
Common stock warrants	—	56,054	—	56,054

12.	Self-Insurance

We are self-insured for a portion of our employees’ medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from an individual claim during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included in accrued compensation and benefits and was $173,000 at September 30, 2013.

13.	Income Taxes

We account for income taxes in accordance with authoritative guidance, which requires use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

As a result of the acquisition of Market Leader in August 2013, the Company recorded a tax benefit of $7.9 million as a discrete item in the current quarter. This tax benefit is a result of the partial release of its existing valuation allowance immediately prior to the acquisition since the acquired deferred tax liabilities from Market Leader will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

14.	Employee Benefit Plan

We have a defined contribution 401(k) retirement plan covering Trulia employees who have met certain eligibility requirements (the Trulia 401(k) Plan). Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

Effective with the Market Leader acquisition, we assumed the Market Leader defined contribution 401(k) plan separately covering our Market Leader employees (the Market Leader 401(k) Plan). Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

We currently match up to 4% of employee contributions under the Trulia 401(k) Plan. Our expense related to our benefit plan during the three months ended September 30, 2013 and 2012 was $278,000 and $185,000, respectively. Our expense related to our benefit plan during the nine months ended September 30, 2013 and 2012 was $809,000 and $506,000, respectively. The Market Leader 401(k) Plan allows for discretionary employer contributions, but no such contributions have been made.

15.	Segment Information and Revenue

We have one reportable segment. Our reportable segment has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

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

Overview

Trulia is redefining the home search experience for consumers and changing the way that real estate professionals build their businesses. Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract new clients. We believe we deliver the best home search experience by combining our superior user interface with our comprehensive database of real estate properties, local insights, and user-generated content. We offer products that provide real estate professionals with access to transaction-ready consumers and the marketing systems and training they need to convert those prospects into clients. Our subscription-based software and services offer comprehensive end-to-end solutions that enable real estate agents, brokerages and franchisors to grow and manage their businesses. We also generate Media revenue from sales of display advertising on our websites and mobile applications.

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals, and a comprehensive database of real estate information and local insights. We also offer free and subscription-based products that provide comprehensive marketing and customer relationship management (CRM) solutions for real estate professionals. In the three months ended September 30, 2013, taking into account unique visitors on Market Leader properties for the full quarter, we had approximately 41.5 million monthly unique visitors. In addition, as of September 30, 2013, we had more than 409,000 active real estate professionals, approximately 56,000 of which were paying subscribers in our marketplace, including Market Leader’s premium subscribers.

Our large, continually refreshed, and searchable database contains more than 112 million properties, including 4.3 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices and historical earthquake and flood data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 10 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet and Kindle applications and also provide tailored mobile experiences, such as GPS-based search.

We offer our products free to consumers. We deliver hard to find insights on homes, neighborhoods, and real estate professionals in an intuitive and engaging way, helping consumers make more informed housing decisions. Our free products attract users to our marketplace and the quality of our products drives the growth of our audience and promotes deep engagement by our users. We believe this leads real estate professionals to convert to paying subscribers and brand advertisers to purchase our advertising products.

For real estate professionals, we offer a suite of free and subscription products to promote themselves and their listings online, manage and grow their businesses and to connect with consumers searching for homes. We generate revenue primarily from sales of subscription marketing products and our software-as-a-service customer relationship management products that we offer to real estate professionals. Our Trulia Pro and Trulia Premium Listings products allow real estate professionals to receive prominent placement of their listings in our search results. With our Trulia Local Ads and Trulia Mobile Ads products, real estate professionals can purchase local advertising on our Trulia website and mobile applications, respectively, by locale and by share of a given market. With our software-as-a-service products, real estate professionals can manage and cultivate clients and potential clients by automating daily tasks and efficiently marketing their services. We charge real estate professionals subscription fees for our software-as-a-service products. We also generate revenue through enterprise marketing agreements with real estate franchise networks. We provide a base level software-as-a-service product to all agents and/or brokerages in these franchise networks in exchange for certain minimum payments from the real estate franchise networks. We also generate revenue through the sale of premium software and marketing products to individual agents, teams and brokerage offices within these real estate franchise networks.

In addition, we generate revenue from display advertising we sell to leading advertisers engaged in promoting their brand to our attractive audience. Pricing for our display advertisements is based on advertisement size and position on our web page, and fees are primarily based on a Cost-Per-Thousand (“CPM”), Cost-Per-Click (“CPC”), or Cost-Per-Lead (“CPL) basis.

To date, we have focused our efforts and investments on developing and delivering superior products and user experiences, attracting consumers and real estate professionals to our marketplace, selling our products and growing our revenue. We intend to continue to spend significantly on technology and engineering in order to further improve the experience of our users and offer the most comprehensive end-to-end marketing and customer relationship management solutions for real estate professionals.

We believe that the growth of our business and our future success are dependent upon many factors including our ability to increase our audience size and user engagement, grow the number of our paying subscribers, increase the value of our advertising and software-as-a-service products, achieve the anticipated benefits of the Market Leader acquisition, and successfully invest in our growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

Follow-on Public Offering

In March 2013, we completed our follow-on public offering in which we sold an aggregate of 4,025,000 shares of our common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We received aggregate net proceeds of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

Acquisition of Market Leader, Inc.

On August 20, 2013 we completed the acquisition of Market Leader, Inc., or Market Leader, for approximately $372.7 million, including 4,412,489 million shares of our common stock valued at $189.3 million, and $170.5 million in cash and assumed Market Leader equity awards valued at $26.7 million, $ 12.9 million of which was included in the purchase price and the remaining amount is subject to post-acquisition service requirement and will be expensed prospectively. Market Leader is a provider of software-as-a-service based customer relationship management software for the real estate sector. We acquired Market Leader to help accelerate our growth, including by expanding our product portfolio for real estate professionals and increasing our subscriber base. Our condensed consolidated financial statements include the results of operations for Market Leader beginning on August 21, 2013.

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the key business metrics below. Market Leader did not historically disclose certain of our key business metrics such as monthly unique visitors, subscribers and average revenue per user. As a result, with respect to the Market Leader business, these metrics are being disclosed for the first time, and historical numbers and year-over-year comparisons are not available. Furthermore, for illustrative purposes, and because of the challenges associated with reflecting Market Leader’s contributions to our key business metrics for only the period from August 21, 2013 (the day after the closing of our acquisition of Market Leader) through September 30, 2013, we are disclosing the Market Leader metrics as if the acquisition had occurred at the beginning of the third quarter, and we are reflecting a full quarter contribution from Market Leader on a pro forma basis with respect to our key business metrics. We are disclosing the Market Leader metrics separately for the third quarter of 2013 and plan to disclose them separately for the fourth quarter of 2013; however, we are doing so for illustrative purposes only and we will consolidate our metrics across Trulia and Market Leader in fiscal 2014.

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses trulia.com, our Trulia consumer facing blogs, any of our more than 120,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. If an individual accesses any of the websites or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. If an individual accesses more than any one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. The third quarter of 2013 is the first quarter we are including our consumer facing blogs in our monthly unique visitor count. Traffic to our consumer facing blogs represented less than 1% of our monthly unique visitors for the three months ending September 30, 2013. As a result we have not recalculated our monthly unique visitor count for historical periods. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the three months ended September 30, 2013, the total number of monthly unique visitors increased to 41.5 million from 24.9 million in the three months ended September 30, 2012, a 67% increase. Of the total number of unique visitors, 35.3 million was attributable to trulia.com, Trulia’s consumer facing blogs, and its mobile websites and applications, an increase of 42% from 24.9 million in the three months ended September 30, 2012, and 6.2 million was attributable to agent websites powered by Market Leader software. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products, the overall industry trend of more consumers using the web and mobile applications to research housing decisions and to our acquisition of Market Leader.

•	Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses trulia.com, any of our more than 120,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in our monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the first quarter of 2013 we reclassified our mobile visitor data for the current and all historical quarters to include visitors to trulia.com on tablets or other mobile devices. Previously, these visitors were classified as web-based visitors. There was no change to overall visitor traffic as a result of this reclassification. In the three months ended September 30, 2013, the number of mobile monthly unique visitors, as restated, increased to 15.8 million from 7.7 million in the three months ended September 30, 2012, a 105% increase. Of the total number of mobile unique visitors, 14.5 million was attributable to Trulia’s mobile websites and applications, an increase of 88% from 7.7 million in the three months ended September 30, 2012, and 1.3 million was attributable to agent websites powered by Market Leader software. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, and our acquisition of Market Leader, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•	New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through trulia.com, or Trulia’s mobile websites or applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the three months ended September 30, 2013, new contributions to user-generated content increased by approximately 1.2 million contributions, and we now have over 10 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to trulia.com and our Trulia mobile websites and applications. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. This includes agents using our premium software-as-a-service product under a licensed purchased by their brokerage. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of September 30, 2013, we had approximately 56,000 total subscribers, a 146% increase from 22,763 total subscribers as of September 30, 2012. Our total subscribers include 36,401 subscribers of Trulia products and 25,084 subscribers of Market Leader products; however, we estimate that there was a 20% overlap between Trulia and Market Leader subscribers during the three months ended September 30, 2013 and therefore our aggregate subscriber total has been adjusted accordingly. We attribute the growth in our total subscribers to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors and our acquisition of Market Leader. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•	Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions of our lead generation products and our software-as-a-service products in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace and the performance of our software-as-a-service products for real estate professionals, and we monitor changes in this metric to measure the effectiveness of our monetization strategy. During the three months ended September 30, 2013, average monthly revenue per subscriber of our Trulia products increased to $186, from $154 during the three months ended September 30, 2012, a 21% increase. Additionally, our average monthly revenue per premium subscriber of our Market Leader products decreased to $155, from $158 during the three months ended September 30, 2012, a 2% decrease, assuming a pro forma contribution by Market Leader for the entire third quarter of 2013. The decrease is primarily due to an increase in the number of new subscribers, who typically spend less than our existing subscribers, in the short term, as they explore and familiarize themselves with our products. As our new and existing subscribers mature, we have been able to increase our average monthly revenue per Trulia subscriber by launching new products to sell to these customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our Trulia subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for our Trulia products. While our average monthly revenue per Trulia subscriber has increased and may continue to increase in absolute dollars year-over-year, the rate of increase has slowed and we expect that the rate of increase may continue to slow. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of our larger subscriber base and the resulting challenge associated with achieving higher growth rates and our efforts to introduce new, lower priced, entry level lead generation products to attract new subscribers. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows*:

	Three Months Ended September 30,
	2013	2012
Monthly unique visitors (in thousands)	41,460	24,898
Mobile monthly unique visitors (in thousands)	15,820	7,727
New contributions to user-generated content (in thousands)	1,169	843
Total subscribers (at period end)	56,000	22,763
Average monthly revenue per subscriber ($) -Trulia	186	154
Average monthly revenue per subscriber ($) – Market Leader	155	158

*	Assumes a pro forma contribution by Market Leader for the entire third quarter of 2013.

Components of Statements of Operations

Revenue

Our revenue is comprised of Marketplace revenue and Media revenue.

Marketplace Revenue. Marketplace revenue primarily consists of products and services sold to real estate professionals, including agents, brokers, agents of property managers, and mortgage lenders on a fixed fee subscription, Cost Per Click (“CPC”), or Cost Per Lead (“CPL”) basis. We currently sell three sets of products to real estate professionals on a subscription basis. The first set of products, which includes Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from 1 month to 24 months. Our third set of products is our comprehensive premium software-as-a-service based marketing products typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network. Our software-as-a-service based marketing products were obtained as part of our acquisition of Market Leader in August 2013.

Media Revenue. Media revenue primarily consists of display advertising sold on a Cost per Thousand (“CPM”), CPC, and CPL basis to advertisers promoting their brand on trulia.com, our mobile website, m.trulia.com and our partners websites (cumulatively “Trulia Websites”). Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Revenue is recognized in the periods the clicks or impressions are delivered. Pricing is primarily based on advertisement size and position on the Trulia Websites and fees are generally billed monthly. As our mobile web pages and mobile applications offer less space on which to display advertising, a shift in user traffic from our websites to mobile products could decrease our advertising inventory and negatively affect our Media revenue. We do not believe that we have experienced a shift in user traffic from our websites to our mobile applications, as our monthly unique visitors and mobile monthly unique visitors each continued to grow at a rapid pace.

In the third quarter of 2013, we changed how we define our Marketplace revenue and Media revenue. The changes primarily relate to the re-classification of products and services sold to mortgage lenders. The change in definitions did not change total revenue reported in any period. The following table provides a comparison of Marketplace revenue and Media revenue as currently classified and as previously classified for all periods presented. Marketplace revenue and Media revenue have been reclassified for all periods disclosed herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Marketplace Revenue (current definition)	$31,308	$12,654	$71,231	$33,274
Marketplace Revenue (previous definition)	$29,422	$11,890	$67,712	$31,623
Media Revenue (current definition)	$8,975	$5,890	$22,767	$14,257
Media Revenue (previous definition)	$10,861	$6,654	$26,286	$15,909

In addition, as noted above, in the three months and nine months ended September 30, 2013, we have added the contribution of Market Leader to Marketplace revenue from August 21, 2013 (the day after the closing of our acquisition of Market Leader) through September 30, 2013.

Cost and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of expenses related to operating our websites and mobile applications, including those associated with the operation of our data centers and customer websites, hosting fees, customer service related headcount expenses including salaries, bonuses, benefits and stock-based compensation expense, cost to generate leads for customers, licensed content, multiple listing services fees, revenue sharing costs, credit card processing fees, third-party contractor fees, and allocated overhead.

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

Interest Expense

Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 5 of our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our long-term debt and Note 9 for more information about our capital lease obligations.

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

Provision for Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date.

As a result of the acquisition of Market Leader in August 2013, we recorded a tax benefit of $7.9 million as a discrete item in the three months ended September 30, 2013. This tax benefit is a result of the partial release of its existing valuation allowance immediately prior to the acquisition since the acquired deferred tax liabilities from Market Leader will provide a source of income for us to realize a portion of our deferred tax assets, for which a valuation allowance is no longer needed.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which include estimates for revenue recognition, allowance for doubtful accounts, goodwill, impairment of long-lived assets, product development costs, stock-based compensation, and income taxes, as well as the new estimates in the three months ended September 30, 2013 related to accounting for business combination, and useful lives and recoverability of the purchased intangible assets, are critical to understanding our historical and future performance, as these policies relate to the critical areas involving our judgments and estimates, and as such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We expect to adopt this guidance on January 1, 2014. We are in process of assessing the impact on our financial position, results of operations and cash flows from the adoption of this guidance.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Statement of Operations Data:
Revenue	$40,283	$18,544	$93,998	$47,531
Cost and operating expenses: (1)
Cost of revenue (2)	6,069	2,615	13,694	7,308
Technology and development	10,058	5,235	21,484	15,140
Sales and marketing	20,189	8,441	45,785	23,638
General and administrative	9,826	3,631	20,568	9,656
Acquisition related costs	4,060	—	6,065	—

Total cost and operating expenses	50,202	19,922	107,596	55,742
Loss from operations	(9,919)	(1,378)	(13,598)	(8,211)
Interest income	33	3	112	10
Interest expense	(203)	(268)	(655)	(759)
Change in fair value of warrant liability	—	(46)	—	(369)

Loss before provision for income taxes	(10,089)	(1,689)	(14,141)	(9,329)
Income tax (provision)/benefit	7,869	—	7,529	—

Net loss attributable to common stockholders	$(2,220)	$(1,689)	$(6,612)	$(9,329)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$200	$6	$298	$20
Technology and development	2,039	253	3,028	629
Sales and marketing	1,526	97	2,348	276
General and administrative	3,525	437	4,994	884

Total stock-based compensation	$7,290	$793	$10,668	$1,809

(2) Amortization of product development costs was included in technology and development as follows:	$559	$266	$1,155	$748

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012
Percentage of Revenue**:
Revenue	100%	100%	100%		100%
Cost and operating expenses:
Cost of revenue	15	14	14		15
Technology and development	25	28	23		32
Sales and marketing	50	46	49		50
General and administrative	24	20	22		20
Acquisition related costs	10	—	6		—

Total cost and operating expenses	125	107	114		117
Loss from operations	(25)	(7)	(14)		(17)
Interest income	*	*	*		*
Interest expense	(1)	(1)	(1)		(2)
Change in fair value of warrant liability	—	*	—		(1)

Loss before provision for income taxes	(25)	(9)	(15)		(20)
Provision for income taxes	20	—	8		—

Net loss attributable to common stockholders	(6)%	(9)%	(7	) %	(20)%

*	Less than 0.5% of revenue.
**	Certain numbers may not foot due to rounding.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, taxes, depreciation and amortization, change in the fair value of our warrant liability, stock-based compensation, and certain other infrequently occurring items that we do not believe are indicative of ongoing results (such as acquisition related costs). Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments;

•	Adjusted EBITDA does not reflect our cash expenditures for infrequently occurring items, such as acquisition-related costs;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss) attributable to common stockholders	$(2,220)	$(1,689)	$(6,612)	$(9,329)
Non-GAAP adjustments:
Interest income	(33)	(3)	(112)	(10)
Interest expense	203	268	655	759
Depreciation and amortization	3,380	886	6,288	2,472
Change in fair value of warrant liability	—	46	—	369
Stock-based compensation	7,290	793	10,668	1,809
Provision for income taxes	(7,869)	—	(7,529)	—
Acquisition related costs	4,060	—	6,065	—

Adjusted EBITDA	$4,811	$301	$9,423	$(3,930)

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Revenue	$40,283	$18,544	117%

Revenue increased to $40.3 million in the three months ended September 30, 2013 from $18.5 million in the three months ended September 30, 2012, an increase of $21.7 million, or 117%. Marketplace revenue and Media revenue represented 78% and 22%, respectively, of total revenue in the three months ended September 30, 2013, compared to 68% and 32%, respectively, of total revenue in the three months ended September 30, 2012. The increase in total revenue was attributable to the significant growth of our subscriber base, increase in average revenue per subscriber, as well as revenue from our acquisition of Market Leader in August 2013.

During the three months ended September 30, 2013 and 2012, we recognized Marketplace revenue and Media revenue as follows:

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Marketplace revenue	$31,308	$12,654	147%
Media revenue	$8,975	$5,890	52%

Total revenue	$40,283	$18,544	117%

Marketplace revenue increased to $31.3 million in the three months ended September 30, 2013 from $12.7 million in the three months ended September 30, 2012, an increase of $18.6 million, or 147%. This increase was primarily attributable to the growth in the number of subscribers, our inventory expansion program, increased sales of our mobile subscription product, Trulia Mobile Ads, and increased prices. Additionally, starting August 21, 2013, our operating results include Market Leader, which accounted for $6.5 million in Marketplace revenue during the three months ended September 30, 2013.

Excluding our Market Leader acquisition in August 2013, overall our subscriber base grew by 60% to 36,401 subscribers as of September 30, 2013 from 22,763 subscribers as of September 30, 2012. Overall subscribers related to our Market Leader acquisition as of September 30, 2013 was 25,084; however, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the three months ended September 30, 2013 and that we had approximately 56,000 subscribers at September 30, 2013. Our mobile subscription product for agents, Trulia Mobile Ads, which we launched in May 2012, contributed to Marketplace revenue growth in the three months ended September 30, 2013. Excluding our Market Leader acquisition, the average monthly revenue per subscriber increased from $154 in the three months ended September 30, 2012 to $186 in the three months ended September 30, 2013, largely due to increased sales of our Trulia Local Ads and Trulia Mobile Ads products in our high demand zip codes as a result of monetization improvement of these products.

Media revenue increased to $9.0 million in the three months ended September 30, 2013 from $5.9 million in the three months ended September 30, 2012, an increase of $3.1 million, or 52%. This increase continues to be driven by strong year over year growth in our average monthly unique visitors, which, excluding Market Leader, increased from 24.9 million in the three months ended September 30, 2012 to 35.3 million in the three months ended September 30, 2013, an increase of 42%.

Cost of Revenue

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Cost of revenue	$6,069	$2,615	132%

Cost of revenue increased to $6.1 million in the three months ended September 30, 2013 from $2.6 million in the three months ended September 30, 2012, an increase of $3.5 million, or 132%. The increase was primarily due to expenses of $828,000 related to a new partnership arrangement that we entered into in the fourth quarter of 2012, and to a $537,000 increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 18% increase in headcount in the three months ended September 30, 2013. Market Leader’s contribution to cost of revenue was $1.6 million since August 21, 2013.

Technology and Development Expenses

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Technology and development	$10,058	$5,235	92%

Technology and development expenses increased to $10.1 million in the three months ended September 30, 2013 from $5.2 million in the three months ended September 30, 2012, an increase of $4.8 million, or 92%. The increase was primarily due to a $2.0 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 26% increase in headcount in the three months ended September 30, 2013. Also, $675,000 of the increase was related to stock-based compensation expense for the performance-based awards Trulia granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Because we capitalized more product development costs in the three months ended September 30, 2013, our overall technology and development expenses had a lower year-to-year percent increase compared to the three months ended September 30, 2012. Market Leader’s contribution to technology and development expenses was $1.9 million since August 21, 2013.

Sales and Marketing Expenses

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Sales and marketing	$20,189	$8,441	139%

Sales and marketing expenses increased to $20.2 million in the three months ended September 30, 2013 from $8.4 million in the three months ended September 30, 2012, an increase of $11.7 million, or 139%. The increase was primarily due to a $5.7 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 27% increase in headcount in the three months ended September 30, 2013. Also, $1.3 million of the increase was related to additional expenditures for marketing and advertising, and $327,000 of the increase was related to stock-based compensation expense for the performance-based awards Trulia granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Market Leader’s contribution to sales and marketing expenses was $3.9 million since August 21, 2013.

General and Administrative Expenses

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
General and administrative	$9,826	$3,631	171%

General and administrative expenses increased to $9.8 million in the three months ended September 30, 2013 from $3.6 million in the three months ended September 30, 2012, an increase of $6.2 million, or 171%. The increase was primarily due to a $1.7 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 26% increase in headcount in the three months ended September 30, 2013. Also, $1.1 million of the increase was related to stock-based compensation expense for the performance-based awards Trulia granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition, and $865,000 of the increase was attributable to an increase in outside professional services costs. Market Leader’s contribution to general and administrative expenses was $1.9 million since August 21, 2013.

Acquisition Related Costs

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Acquisition related costs	$4,060	$—	100%

In the three months ended September 30, 2013 we incurred $4.0 million of expenses in connection with our acquisition of Market Leader described elsewhere in this Quarterly Report on Form 10-Q primarily related to investment banking and legal fees.

Interest Expense

	Three Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Interest Expense	$203	$268	(24	) %

Interest expense decreased to $203,000 in the three months ended September 30, 2013 from $268,000 in the three months ended September 30, 2012, a decrease of $65,000, or 24%, as a result of repayment of a portion of our long-term debt.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Revenue	$93,998	$47,531	98%

Revenue increased to $94.0 million in the nine months ended September 30, 2013 from $47.5 million in the nine months ended September 30, 2012, an increase of $46.5 million, or 98%. Marketplace revenue and Media revenue represented 76% and 24%, respectively, of total revenue in the nine months ended September 30, 2013, compared to 70% and 30%, respectively, of total revenue in the nine months ended September 30, 2012. The increase in total revenue was attributable to the significant growth of our subscriber base and increase in average revenue per subscriber, as well as revenue from our acquisition of Market Leader in August 2013.

During the nine months ended September 30, 2013 and 2012, we recognized Marketplace revenue and Media revenue as follows:

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Marketplace revenue	$71,231	$33,274	114%
Media revenue	$22,767	$14,257	60%

Total revenue	$93,998	$47,531	98%

Marketplace revenue increased to $71.2 million in the nine months ended September 30, 2013 from $33.3 million in the nine months ended September 30, 2012, an increase of $38.0 million, or 114%. This increase was primarily attributable to the growth in the number of subscribers, our inventory expansion program, increased sales of our mobile subscription product, Trulia Mobile Ads, as well as increased prices. Additionally, starting August 21, 2013, our operating results include Market Leader which accounted for $6.5 million in Marketplace revenue for the nine months ended September 30, 2013.

Excluding our Market Leader acquisition in August 2013, overall our subscriber base grew by 60% to 36,401 subscribers as of September 30, 2013 from 22,763 subscribers as of September 30, 2012. Overall subscribers related to our acquisition of Market Leader as of September 30, 2013 was 25,084; however, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the three months ended September 30, 2013 and that we had approximately 56,000 subscribers at September 30, 2013. Our mobile subscription product for agents, Trulia Mobile Ads, which we launched in May 2012, contributed to marketplace revenue growth in the nine months ended September 30, 2013. Excluding our Market Leader acquisition, the average monthly revenue per subscriber increased from $148 in the nine months ended September 30, 2012 to $187 in the nine months ended September 30, 2013, largely due to increased sales of our Trulia Local Ads and Trulia Mobile Ads products in our high demand zip codes as a result of monetization improvement of these products.

Media revenue increased to $22.8 million in the nine months ended September 30, 2013 from $14.3 million in the nine months ended September 30, 2012, an increase of $8.5 million, or 60%. This increase continues to be driven by strong year over year growth in our average monthly unique visitors, which, excluding Market Leader, increased from 23.0 million in the nine months ended September 30, 2012 to 33.8 million in the nine months ended September 30, 2013, an increase of 47%.

Cost of Revenue

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Cost of revenue	$13,694	$7,308	87%

Cost of revenue increased to $13.7 million in the nine months ended September 30, 2013 from $7.3 million in the nine months ended September 30, 2012, an increase of $6.4 million, or 87%. The increase was primarily due to expenses of $2.1 million related to a new partnership arrangement that we entered into in the fourth quarter of 2012, and to a $1.9 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 12% increase in headcount in the nine months ended September 30, 2013. Market Leader’s contribution to cost of revenue was $1.6 million since August 21, 2013.

Technology and Development Expenses

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Technology and development	$21,484	$15,140	42%

Technology and development expenses increased to $21.5 million in the nine months ended September 30, 2013 from $15.1 million in the nine months ended September 30, 2012, an increase of $6.3 million, or 42%. The increase was primarily due to a $3.5 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 20% increase in headcount in the nine months ended September 30, 2013. Also, $675,000 of the increase was related to stock-based compensation expense for the performance-based awards Trulia granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Because we capitalized more product development costs in the nine months ended September 30, 2013, our overall technology and development expenses had a lower year-over-year percentage increase compared to the nine months ended September 30, 2012. Market Leader’s contribution to technology and development expenses was $1.9 million since August 21, 2013.

Sales and Marketing Expenses

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Sales and marketing	$45,785	$23,638	94%

Sales and marketing expenses increased to $45.8 million in the nine months ended September 30, 2013 from $23.6 million in the nine months ended September 30, 2012, an increase of $22.1 million, or 94%. The increase was primarily due to a $16.0 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of a 30% increase in headcount in the nine months ended September 30, 2013. Also, a $1.6 million of the increase was related to additional expenditures for marketing and advertising, and $327,000 of the increase was related to stock-based compensation expense for the performance-based awards Trulia granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Market Leader’s contribution to sales and marketing expenses was $3.9 million since August 21, 2013.

General and Administrative Expenses

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
General and administrative	$20,568	$9,656	113%

General and administrative expenses increased to $20.6 million in the nine months ended September 30, 2013 from $9.7 million in the nine months ended September 30, 2012, an increase of $10.9 million, or 113%. The increase was substantially the result of additional costs related to operating as a public company in 2013, and was primarily due to a $5.0 million increase in Trulia standalone labor and facilities related costs, including stock-based compensation, largely as a result of 33% increase in headcount in the nine months ended September 30, 2013. Also, $1.6 million of the increase was the result of an increase in outside professional services expense related to operating as a public company, including the preparation of our first annual report on Form 10-K and our first proxy statement, and $1.1 million of the increase was related to stock-based compensation expense for the performance-based awards Trulia granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Market Leader’s contribution to general and administrative expenses was $1.9 million since August 21, 2013.

Acquisition Related Costs

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Acquisition related costs	$6,065	$—	100%

In the nine months ended September 30, 2013 we incurred $6.1 million of expenses in connection with our proposed acquisition of Market Leader described elsewhere in this Quarterly Report on Form 10-Q related to investment banking and legal fees.

Interest Expense

	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012
	(In thousands)
Interest Expense	$655	$759	(14	) %

Interest expense decreased to $655,000 in the nine months ended September 30, 2013 from $759,000 in the nine months ended September 30, 2013, a decrease of $104,000, or 14%, as a result of repayment of a portion of our long-term debt.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $43.4 million which consisted of bank deposits and money market funds.

On August 20, 2013 we acquired all the outstanding shares of capital stock of Market Leader for 4,412,489 shares of our common stock and $170.5 million in cash. Under the terms of the Merger Agreement, each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase price of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Merger Agreement.

On March 20, 2013, we completed our follow-on public offering pursuant to which we sold an aggregate of 4,025,000 shares of our common stock, which included 525,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Prior to our follow-on public offering, our operations were financed primarily by the net proceeds of $89.4 million from our initial public offering in September 2012, and $10.0 million in proceeds from the issuance of indebtedness from a Credit Facility. As of September 30, 2013, we had $8.0 million of outstanding debt from the Credit Facility, which reflected a debt discount of $135,000.

We have incurred cumulative losses of $53.7 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

In September 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the Credit Facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. The indebtedness we incurred under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. As of September 30, 2013, we had drawn $10.0 million in term loans under the credit facility. Our ability to draw additional funds under this credit facility expired on December 31, 2012.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$(5,759)	$2,352
Cash provided by (used in) investing activities	$(167,092)	$828
Cash provided by financing activities	$116,251	$91,369

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2013 was $5.8 million. The primary component of our cash flows during the nine months ended September 30, 2013 was stock-based compensation of 10.6 million. The cash flows from our net income were increased by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $6.3 million for depreciation and amortization of our property and equipment, $10.6 million for stock-based compensation, and $7.9 million for release of valuation allowance related to the Market Leader acquisition consummated in the three months ended September 30, 2013. We also recognized changes in operating assets and liabilities which used $8.6 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $7.0 million increase in accounts receivable and a $5.3 million decrease in accounts payable. Changes in our operating assets and liabilities were also affected by an increase in accrued liabilities in the amount of $3.6 million due primarily to the overall growth in our business during the year; an increase in accrued compensation and benefits of $3.2 million due to the growth in our headcount; and a decrease in deferred revenue of $1.2 million primarily due to our revenue growth but also due to the timing of collections.

Cash Flows from Investing Activities

Cash used in investing activities of $167.1 million for the nine months ended September 30, 2013 was primarily related to the acquisition of Market Leader for $160.8 million, net of cash acquired of $9.7 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2013 of $116.2 million were primarily comprised of net proceeds of $113.0 million from our follow-on public offering in March 2013 and $5.4 million from the proceeds from the exercise of stock options that were partially offset by $1.8 million of repayment of a portion of our long-term debt.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$3,915	$4,237	$—	$—	$8,152
Interest on long-term debt (1)	477	174	—	—	651
Operating leases (2)	3,045	9,088	7,945	2,793	22,871

Total contractual obligations	$7,437	$13,499	$7,945	$2,793	$31,674

(1)	The Credit Facility carries an interest rate equal to the greater of the prime rate plus 2.75%, or 6%, for the first tranche, and a rate equal to the greater of the prime rate plus 5.5%, or 8.75%, for the second tranche.
(2)	Operating leases include total future minimum rent payments under noncancelable operating lease agreements.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $43.4 million as of September 30, 2013, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $8.0 million as of September 30, 2013, of which $3.7 million is due within 12 months. Amounts outstanding under our Credit Facility carry variable interest rates ranging from 5.5% to 8.75%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, purported class action law suits contesting the merger were filed and then consolidated under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”). On July 15, 2013, a superseding Consolidated Class Action Complaint (“Consolidated Complaint”), was filed, alleging that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The Consolidated Complaint also alleges that the defendants, including us and Mariner Acquisition Corp., our wholly owned subsidiary, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleges that Market Leader, Trulia and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint seeks an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. On August 5, 2013, the parties entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations against Market Leader and the other defendants. The settlement, which is subject court approval, provides for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint. Lead Counsel for the consolidated action intends to apply to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader has agreed not to oppose the application for an award of fees and reimbursement of costs up to $350,000.

Zillow Litigation

On September 12, 2012, Zillow filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). The PTO has not yet ruled on the petition. Also, on September 12, 2013, we filed a motion to stay pending the PTO’s review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed pending the conclusion of the covered business method patent review by the PTO. We believe we have meritorious defenses against Zillow’s claims and we intend to vigorously defend the claims against us.

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

We may experience difficulties in integrating Market Leader’s business and realizing the expected benefits of the acquisition.

The success of the Market Leader acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Market Leader. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and Market Leader. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might fail to capitalize on expected business opportunities, including retaining current customers.

We closed the acquisition of Market Leader on August 20, 2013, and are in the early stages of integrating Market Leader’s business and operations into our business and operations. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Market Leader acquisition and could harm our financial performance.

If we are unable to successfully or timely integrate the operations of Market Leader’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business and results of operations could be adversely affected.

Purchase price accounting in connection with our acquisition of Market Leader requires estimates which may be subject to change in the future. Future changes to these estimates could impact our historical or future operating results.

The application of purchase price accounting requires that the total purchase price we paid for Market Leader be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. All amounts in excess of the fair value are recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, technologies, deferred tax assets, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. We identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed in connection with our recent acquisition of Market Leader at their estimated fair values as of the date of the acquisition. This process requires estimates by our management based upon the best available information at the time of the preparation of the financial statements. These estimates of fair value may change in the future as we finalize the purchase price allocation. We expect it may take until August 2014 to complete the purchase price allocation. Any future changes to our estimates of the fair value of the assets and liabilities of Market Leader as of the date of the acquisition could impact our historical or future operating results.

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

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number of consumers using our websites and mobile applications;

•	continue to obtain home listing information, as well as information on schools, crime, commute times, neighborhood amenities, rental prices and historical earthquake and flood data;

•	increase the number of real estate professionals subscribing to our products, including our Market Leader products;

•	increase the revenue from real estate professionals subscribing to our products, including our Market Leader products;

•	increase the revenue from advertisers on our websites;

•	successfully develop and deploy new features and products;

•	encourage and foster the growth of user-generated content;

•	successfully compete with other companies that are currently in, or may in the future enter, the business of providing residential real estate information online and on mobile applications, as well as with companies that provide this information offline;

•	successfully compete with existing and future providers of other forms of offline, online, and mobile advertising;

•	successfully navigate fluctuations in the real estate market;

•	effectively manage the growth of our business;

•	successfully expand our business into adjacent markets, such as rentals, mortgages, and home improvement;

•	successfully integrate companies we may acquire or have acquired, including Market Leader; and

•	successfully expand internationally.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of September 30, 2013, we had an accumulated deficit of $53.7 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, increasing competition, weakness in the residential real estate market, our inability to effectively integrate acquired businesses, such as Market Leader, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely primarily on subscriptions purchased by real estate professionals to generate a substantial portion of our Marketplace revenue. Marketplace revenue accounted for 76%, 70% and 61% of our revenue in the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, respectively. In the three months ended September 30, 2013, we changed how we define Marketplace revenue and Media revenue. The changes primarily relate to the addition of Market Leader products and the re-classification of products and services sold to mortgage lenders. The change in definitions did not change total revenue reported in any period. We generally offer subscriptions for periods between one month to 24 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months. Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

•	our ability to attract transaction-ready consumers to our websites and mobile applications;

•	the number of consumers using our websites and mobile applications;

•	the quality of the leads that we provide to our subscribers;

•	the number of leads that we provide to our subscribers;

•	the rate of adoption of our software-as-a-service based products;

•	the success of our efforts to upsell customers from promotional offers to higher revenue services;

•	the strength of the real estate market;

•	the competition for real estate professionals’ marketing dollars; and

•	the strength of our brand.

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of September 30, 2013, we had more than 409,000 active real estate professionals in Trulia’s marketplace and approximately 56,000 total paying subscribers in our marketplace and our software-as-a-service products. We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the three months ended September 30, 2013 and 2012. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

Real estate professionals may not continue to subscribe with us if we do not deliver a strong return on their investment in subscriptions, and we may not be able to replace them with new subscribers. In addition, real estate professionals associated with our real estate franchise network partners may choose not to use our premium services if they are unable to convert leads we provide into closed sales, resulting in a loss of incremental revenue associated with our premium services. In addition, real estate professionals sometimes do not renew their subscriptions with us because of dissatisfaction with our products. This may occur for a number of reasons, including because we have made changes to our products or services, which we do periodically. If subscribers do not renew their subscriptions with us with the same or higher subscription fees, or at all, or if we are unable to attract new subscribers, our business and operating results would be harmed.

Further, although a majority of our revenue in the three months ended September 30, 2013 and 2012 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

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

Our ability to grow revenue depends, in part, on our ability to optimize pricing and increase average monthly revenue per subscriber over time. Since launching our first subscription product in 2007, we have continued to expand our products and optimize pricing of our products. As we continue to optimize our pricing, real estate professionals may not accept these new prices, which may harm our business and growth prospects. In August 2013, we acquired Market Leader, which offers subscription-based real estate marketing software. Market Leader historically generated lower average revenue per subscriber than us. As a result, we may experience difficulty in increasing our average revenue per subscriber, which may impact our ability to grow revenue over time and may harm our business and growth prospects.

If advertisers reduce or end their advertising spending with us, or if we are unable to attract new advertisers, our business and operating results would be harmed.

Display advertising of Trulia accounted for 24%, 30% and 39% of our revenue in the nine months ended September 30, 2013, and the years ended December 31, 2012 and 2011, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	the number of consumers using our websites and mobile applications;

•	our ability to continue to attract an audience that advertisers find attractive;

•	our ability to compete effectively for advertising spending with other real estate marketplaces, offline companies, and online companies;

•	how advertisers value our advertising network, which consists of our online properties and those of our publishing partners;

•	the amount of spending on online advertising generally; and

•	our ability to deliver an attractive return on investment to advertisers.

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

From 2008 to September 30, 2013, our revenue grew from $8.1 million to $94.0 million, which represents a compounded annual growth rate of approximately 68%. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

•	acquire additional subscribers and sell additional products to existing subscribers;

•	sell advertising to third parties;

•	attract a growing number of users to our websites and mobile applications;

•	increase our brand awareness;

•	successfully develop and deploy new products for the residential real estate industry;

•	maximize our sales personnel’s productivity;

•	respond effectively to competitive threats;

•	successfully expand our business into adjacent markets, such as rentals and mortgages; and

•	successfully expand internationally.

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

We rely on information from real estate multiple listing services provided by third parties that we do not control.

The websites we provide to our software-as-a-service based customers combine aerial maps and for sale home listings, including listings in most of the major metropolitan markets in the United States. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide customers with functionality that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by our websites and the automated email functionality are supplied only in markets in which we, our broker customers, or the broker affiliated with our agent customers have a relationship with the local multiple listing service (MLS). Our agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our products depends in part on our continued ability to provide customers with MLS listings and data, as well as our ability to expand listings in markets in which it is not currently available. Our inability to obtain MLS listings and data will harm our business and operating results.

If use of our mobile products does not continue to grow or we are not able to successfully monetize them as we expect, our operating results could be harmed and our growth could be negatively affected.

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the nine months ended September 30, 2013, our mobile products accounted for 38% of our total traffic, excluding traffic from Market Leader, compared to 28% of our total traffic for the nine months ended September 30, 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile websites, including Trulia mobile website and the more than 120,000 agent websites powered by Market Leader. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our Trulia mobile website by zip code and by share of a given market and through kwkly, a mobile software-as-a-service lead generation platform that provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. We monetize our Trulia mobile website and Trulia mobile applications through the sale of display advertisements and we also provide our Trulia subscribers rotational placement in a local lead form that appears on certain pages of our Trulia mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, Windows 8, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

We rely on Internet search engines to drive traffic to our websites, and if we fail to appear high up in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines, such as Google, Bing, and Yahoo!, to drive traffic to our websites. For example, when a user types a physical address into a search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our websites. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow. Search engine providers could provide listings and other real estate information directly in search results or choose to align with our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites through search engines could harm our business and operating results.

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

Our revenue, operating results, or both, may be affected by a number of factors, including:

•	our subscription and advertising sales, particularly large advertising campaigns;

•	fluctuations in user activity on our websites and mobile applications, including as a result of seasonal variations;

•	competition and the impact of offerings and pricing policies of our competitors;

•	the effects of changes in search engine placement and prominence of our websites;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	our ability to control costs, particularly those of third-party data providers;

•	our ability to reduce costs in a given period to compensate for unexpected shortfalls in revenue;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our inability to complete or integrate efficiently any acquisitions that we may undertake;

•	our ability to collect amounts owed to us from advertisers;

•	changes in our tax rates or exposure to additional tax liabilities;

•	claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or requirements to pay damages or expenses associated with any of those claims;

•	our ability to successfully expand in existing markets and enter new markets;

•	our ability to keep pace with changes in technology;

•	changes in government regulation affecting our business;

•	the effectiveness of our internal controls;

•	conditions in the real estate market; and

•	general economic conditions.

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

Seasonality may cause fluctuations in our traffic, revenue, operating expenses and operating results.

From time to time, we experience seasonality in subscription revenue and display advertising due to fluctuations in traffic to our websites and mobile applications. During the fourth quarter of each year, traffic to our marketplace has historically declined and our revenue has historically grown more slowly than in other quarters or has declined sequentially. Conversely, we typically experience higher growth in traffic and revenue during the spring and summer months, when consumers are more likely to buy new homes. We expect that seasonality will continue to affect traffic in our marketplace, as well as our revenue from subscriptions and advertising.

We rely on advertising to attract consumers to our Market Leader websites and to generate traffic and leads on these websites. As a result, we are subject to seasonal fluctuations in advertising rates and marketing services. Changing consumer behavior at various times throughout the year affects our advertising expenses. In particular, television advertising is generally more expensive in the fourth calendar quarter in connection with the holiday season. We expect that seasonal fluctuations in advertising costs will affect our operating expenses, as well as our operating margins.

Declines in, or changes to, the real estate industry could adversely affect our business and financial performance.

Our business and financial performance are affected by the health of, and changes to, the residential real estate industry. Although we have built and grown our business during a worldwide economic downturn, home-buying patterns are sensitive to economic conditions and tend to decline or grow more slowly during these periods. A decrease in home purchases could lead to reductions in user traffic, reductions in subscriptions by real estate professionals, and a decline in marketing spend. Furthermore, online advertising products may be viewed by some existing and potential advertisers on our websites and mobile applications as a lower priority, which could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our products, or default on their payment obligations to us. In addition, we may become subject to rules and regulations in the real estate industry that may restrict or complicate our ability to deliver our products. These changes would harm our business and operating results.

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

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow.com, and Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We compete to attract real estate professionals primarily on the basis of the quality of our websites and mobile products, the size and attractiveness of the consumer audience, the quality and measurability of the leads we generate, the perceived return on investment we deliver, and the effectiveness of marketing and workflow tools. We also compete for advertisers against other media, including print media, television and radio, social networks, search engines, other websites, and email marketing. We compete primarily on the basis of the size and attractiveness of the audience; pricing; and the ability to target desired audiences.

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

The success of our competitors could result in fewer users visiting our websites and mobile applications, the loss of subscribers and advertisers, price reductions for our subscriptions and display advertising, weaker operating results, and loss of market share. Our competitors also may be able to provide users with products that are different from or superior to those we can provide, or to provide users with a broader range of products and prices.

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

Our success depends on our ability to provide consumers with the information they seek, which in turn depends in part on the content contributed by our users. We believe that one of our primary competitive advantages is the quality and quantity of the user-generated content in our marketplace, and that information is one of the main reasons consumers use our platform. If we are unable to provide consumers with the information they seek because our users do not contribute content, or because the content that they contribute is not helpful and reliable, the number of consumers visiting our websites and using our mobile applications may decline. If we experience a decline in consumers visiting our websites and using our mobile applications, real estate professionals and advertisers may not view our marketplace as attractive for their marketing expenditures, and may reduce their spending with us. Any decline in visits to our websites and usage of our mobile applications by consumers and any decline in spending by real estate professionals and advertisers with us would harm our business and operating results.

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

We receive listing and other information provided by listing aggregators and other third parties that we include on our websites and mobile applications. Our reputation with consumers depends on the accuracy and completeness of the information that we provide, although the accuracy and completeness of this data is often outside of our control. We cannot independently verify the accuracy or completeness of all of the information provided to us by third parties. If third parties provide us with inaccurate or incomplete information that we then display on our websites and mobile applications, consumers may become dissatisfied with our products, our traffic may decrease, and our reputation may suffer. Real estate professionals also expect listings data and other information to be accurate and complete, and to the extent our information is incorrect or incomplete, our reputation and business relationships may suffer.

In addition, we update the listing information that we provide on our websites and mobile applications on a daily basis. To the extent that we are no longer able to update information in our marketplace on a timely basis, or if consumers begin to expect updates in a more timely manner, we may be forced to make investments which allow us to update information with higher frequency. There can be no assurance that we will be able to provide information at a pace necessary to satisfy consumers in a cost-effective manner, or at all.

Growth of our business will depend on a strong brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of users, or our ability to increase their level of engagement.

We believe that a strong brand is necessary to continue to attract and retain consumers and, in turn, the real estate professionals and others who choose to advertise on our websites and mobile applications. We need to maintain, protect, and enhance the “Trulia” and “Market Leader” brands in order to expand our base of users and increase their engagement with our websites and mobile applications. This will depend largely on our ability to continue to provide high-value, differentiated products, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Furthermore, negative publicity about our company, including our content, technology, sales practices, personnel, or customer service could diminish confidence in and the use of our products, which could harm our operating results. If we are unable to maintain or enhance user and advertiser awareness of our brand cost effectively, our business, operating results, and financial condition could be harmed. In addition, our trulia.com and activerain.com websites serves as a forum for expression by our users, and if some of our users contribute inappropriate content and offend other users, our reputation could be harmed.

Our Market Leader brand could be harmed if customers do not provide quality service to prospective home buyers and sellers.

We rely on real estate professionals who are our customers of our Market Leader marketing services products to promote our Market Leader brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our systems to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

We rely on a small number of advertising partners for a substantial portion of our Media revenue, and we are subject to risks as a result of this advertiser concentration.

In the nine months ended September 30, 2013 and years ended December 31, 2012, and 2011, our ten largest advertising partners accounted for more than 50%, 63%, and 46% of our Media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Our success will depend, in part, on our ability to expand our products and markets, and grow our business in response to changing technologies, user, and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of Movity, Inc., a geographic data company, and our acquisition of Market Leader, Inc., a provider of software-as-a-service based customer relationship management software for the real estate sector. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of research and development and sales and marketing functions;

•	transition of the acquired company’s users to our websites and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	failure to successfully continue the development of acquired technologies;

•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders, or other third parties;

•	substantial impairments to goodwill or intangible assets in the event that an acquisition proves to be less valuable than the price we paid for it; and

•	the possibility that any acquisition may be viewed negatively by our customers or investors or the financial markets.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, amortization expenses, impairment of goodwill, and restructuring charges, any of which could harm our financial condition and operating results. Also, the anticipated benefits of any acquisitions may not materialize.

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

A significant disruption in service on our websites or of our mobile applications could damage our reputation and result in a loss of users of our products and of advertisers, which could harm our business, operating results, and financial condition.

Our brand, reputation, and ability to attract users and advertisers depend on the reliable performance of our network infrastructure, software platform and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our websites and mobile applications, and prevent or inhibit the ability of users to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of users of our products and of advertisers, and result in additional costs.

Substantially all of the communications, network, and computer hardware used to operate our trulia.com website and mobile applications are located at a single colocation facility in Santa Clara, California. Our Market Leader operations depend on our ability to maintain and protect our computer systems, located in Kirkland, Washington and at other co-location facilities in Kent, Washington and other locations operated by third parties. While we have made investments to back up our system in the event of a disruption involving these facilities, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our websites features, software, and functionality or obtain and use information that we consider proprietary.

We have registered “Trulia” as a trademark in the United States, the European Union and Canada. We also hold thirty-six registered trademarks registered in the United States and five trademarks registered in Canada associated with our Market Leader business. We have four patents registered and one patent pending application in the United States. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “Trulia” or “Market Leader.”

We currently hold the “Trulia.com,” “Marketleader.com,” “Housevalues.com” and “RealEstate.com” Internet domain names and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the names Trulia, Market Leader, Housevalues, or RealEstate.

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

In addition, on September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it. The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). The PTO has not yet ruled on the petition. Also, on September 12, 2013, we filed a motion to stay pending the PTO’s review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed pending the conclusion of the covered business method patent review by the PTO. We believe we have meritorious defenses against Zillow’s claims and we intend to vigorously defend the claims against us.

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

If we fail to comply with the various laws and regulations that govern the real estate industry, our business may be harmed.

Our business is governed by various federal, state and local laws and regulations governing the real estate industry, including the Real Estate Settlement Procedures Act (RESPA), the Fair Housing Act, state and local real estate broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising laws. We may not have always been and may not always be in compliance with each of these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses, indemnification liability to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liability.

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate brokerage licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate brokerage license in that state in order to receive payments or commissions from real estate professionals, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

We may be limited in the way in which we market our business or generate revenue by federal law prohibiting referral fees in real estate transactions.

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service, including real estate brokerage services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services. However, RESPA expressly permits payments pursuant to cooperative brokerage and referral arrangements or agreements between real estate agents and brokers. In addition, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or facilities furnished or the services performed, excluding the value of any referrals that may be provided in connection with such goods, facilities or services. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, and civil and criminal liability.

There has been limited guidance by the appropriate federal regulator or the courts regarding the applicability of RESPA to online marketing relationships for real estate or mortgage services, including those we provide. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business.

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

On September 15, 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the credit facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. Indebtedness we incur under this agreement is secured by substantially all of our assets. This agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. In May 2012, we failed to comply with the covenant that required delivery of audited financial statements for the year ended December 31, 2011 within the time period set forth in the credit facility. Hercules granted a waiver arising from our failure to comply with this reporting covenant. If we default on our obligations under this agreement, Hercules may foreclose on our assets to repay our outstanding obligations to Hercules, which would materially and adversely impact our business. As of September 30, 2013, we had drawn $10.0 million in term loans under the credit facility, and the drawdown period for the remaining $10.0 million expired on December 31, 2012. If we default on payments due pursuant to the credit facility and are forced to sell assets to satisfy these obligations, our business would be materially and adversely affected.

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

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets. For example, in September 2012, we introduced a mortgage product through which we provide real-time mortgage quotes to our users. We currently obtain mortgage quotes from a single third party partner. While the third party partner is obligated under our agreement to continue to provide real-time mortgage quotes and to support us until April 2014, we cannot guarantee that we will be able to continue to obtain mortgage quotes from this third party partner beyond April 2014. If we are unable to add additional real-time mortgage quote providers, find replacement real-time mortgage quote providers on similar or better terms or we are unable to integrate with other providers, our expansion into the mortgage market will be hindered and our business and operating results may suffer.

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $52.71 through November 13, 2013. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of September 30, 2013, we had 37,269,391 shares of common stock outstanding.

As of October 31, 2013 an aggregate of 3,059,197 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed registration statements to register approximately 10,426,435 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

Unregistered Sales of Equity

Not Applicable

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

On March 20, 2013, we closed our follow-on public offering pursuant to which we sold 4,025,000 shares of our common stock, which includes 525,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $29.75 per share, resulting in net proceeds to us of $113.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on March 15, 2013. From the effective date of the registration statement through September 30, 2013, we have used the net proceeds of the offering in connection with the acquisition of Market Leader and for working capital purposes and other general corporate purposes.

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

Trulia, Inc.

Date: November 14, 2013	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2013	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.