Form 10-K
period 2013-12-31
TRULIA, INC.
filed 2014-03-03
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $650,347,273, as of the end of the registrant’s second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on June 28, 2013). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2014, 36,823,070 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Trulia Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to increase the number of consumers using our website and mobile applications;

•	our ability to attract and retain real estate professionals that subscribe to our products;

•	our ability to increase revenue from real estate professionals subscribing to our products;

•	our ability to attract and retain advertisers that purchase display advertising on our website;

•	the continued availability of home listing and other information relevant to the real estate industry;

•	the growth in the usage of our mobile applications and our ability to successfully monetize this usage;

•	our ability to develop and deploy new features and products and provide a superior user experience;

•	our ability to foster the growth of user-generated content;

•	our ability to capitalize on strategic and adjacent opportunities;

•	our ability to achieve the anticipated benefits of the Market Leader acquisition;

•	our ability to effectively integrate acquired businesses, such as Market Leader;

•	the effects of the market for real estate and general economic conditions on our business; and

•	the attraction and retention of qualified employees and key personnel.

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

Overview

Trulia is redefining the home search experience for consumers and changing the way that real estate professionals build their businesses. Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract new clients. We believe we deliver the best home search experience by combining our superior user interface with our comprehensive database of real estate properties, local insights, and user-generated content. We also offer a comprehensive suite of free and subscription products that provide real estate professionals with access to transaction-ready consumers and help them to grow and manage their online presence. In the year ended December 31, 2013, we had 38.8 million monthly unique visitors. As of December 31, 2013, we had more than 437,000 active real estate professionals in our Trulia marketplace and 157,000 active real estate professionals using our Market Leader software and services. Approximately 59,700 of these real estate professionals were paying subscribers (assuming 20% overlap between Trulia subscribers and Marker Leader’s premium subscribers).

We empower consumers to make more informed housing decisions by delivering unparalleled insights and information on homes, neighborhoods, and real estate professionals through an intuitive and engaging user experience. Our large, continually refreshed, and searchable database contains more than 113.2 million properties, including 4.0 million homes for sale and rent. We supplement listings data with local information on schools, crime, and neighborhood amenities to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, which includes consumers, local enthusiasts, and real estate professionals. With more than 11.8 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals.

We enable real estate professionals to better promote themselves and their listings, connect with transaction-ready consumers and manage ongoing relationships with potential buyers through our online and mobile marketing products, including personalized, customer-branded websites with multiple listing service integration that are optimized to generate consumer response. Our free products allow real estate professionals to build their personal brand by creating an online profile, contributing content to our marketplace, leveraging social media for endorsements, and establishing their presence through mobile features such as “check-ins.” Our subscription products provide a comprehensive end-to-end platform for real estate professionals, enabling them to increase their visibility, promote their listings in search results, target mobile users, generate more highly qualified leads from our large audience of transaction-ready consumers, and effectively manage these leads until a transaction has closed. We further enable real estate professionals to cultivate clients and leverage a library of sales and marketing materials in order to design, create, publish, and manage their own personalized marketing campaigns through our proprietary customer relationship management products. We believe that our consumer audience is highly motivated and ready to purchase homes, as supported by our surveys conducted between January 2013 and December 2013 in which 77% of over 485,000 respondents contacting real estate professionals through our marketplace indicated that they are planning to move in the next six months, and 44% of over 348,000 respondents stated that they are pre-approved for a mortgage. We believe that the combination of our compelling solution with our transaction-ready audience results in a high return on investment for real estate professionals who purchase our subscription products.

We are a leading mobile platform for the home search process and mobile devices are increasingly critical to consumers and real estate professionals. We have introduced iPhone, iPad, Android Phone, Android Tablet and Kindle Fire applications that provide tailored mobile experiences, which has led to rapid growth in the mobile use of our solution. In the year ended December 31, 2013, our aggregate mobile monthly unique visitors were 14.3 million across Trulia and our wholly owned subsidiary Market Leader, Inc., of which Trulia had over 13.0 million mobile monthly unique visitors, an increase of 92% over 2012. Our mobile users are more likely than our web users to contact real estate professionals through our marketplace.

Our online marketplace is experiencing rapid growth. Monthly unique visitors to our marketplace increased to 38.8 million in the year ended December 31, 2013 from 23.1 million in the year ended December 31, 2012, or a 68% increase, and our subscribers increased to approximately 59,700 (assuming a 20% overlap with Market Leader’s premium subscribers) as of December 31, 2013 from 24,443 as of December 31, 2012, a 144% increase. We expect that our efforts to maintain or increase consumer traffic and subscribers are likely to include, among other things, significant increases to our marketing spending and significant expenditures to increase the number of our engineering and product development personnel. For example, we recently announced a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace and that we expect will enable us to connect even more transaction-ready consumers with real estate professionals.

We generate revenue primarily from sales of subscription products to real estate professionals. We also generate revenue from display advertising sold to leading real estate and consumer brand advertisers seeking to reach our attractive audience. For the years ended December 31, 2013, 2012 and 2011, we generated revenue of $143.7 million, $68.1 million and $38.5 million, respectively. During the same periods, we had net losses of $17.8 million, $10.9 million and $6.2 million, respectively.

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

As consumers increasingly research homes online, real estate professionals are shifting their marketing expenditures online to reach prospective clients. While initially these real estate professionals focused their spending on email, search, and creating websites with listings, now these professionals are increasingly using online real estate marketplaces to generate leads and using technology to manage their businesses.

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

Market Opportunity

We believe that there are significant opportunities to address the challenges faced by consumers, real estate professionals, and advertisers. Borrell Associates, Inc., an advertising research and consulting firm, estimated in a September 2013 industry paper that $27.3 billion would be spent in 2013 on real estate-related marketing in the United States. According to a November 2012 survey by the National Association of Realtors, 90% of home buyers used the Internet to research homes. However, according to the Borrell Associates report, only 55.8% of the real estate marketing dollars in the United States were projected to be spent online in 2013. We believe that there is a disconnect between where marketing dollars are spent and where consumers research homes. Therefore, we expect that real estate-related marketing spend will continue to migrate online from traditional channels.

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

•

Trusted insights, social recommendations, and proprietary analytics that provide local context. We provide consumers with local insights, critical to a successful home search, not available elsewhere on an easy-to-use and comprehensive basis. These insights include information about schools, crime, neighborhood amenities, and real estate professionals.

•

Anytime and anywhere access. Our marketplace is accessible anytime and anywhere on the web and on major mobile platforms. Since the introduction of our first mobile application in 2008, mobile use of our marketplace has grown rapidly.

Key benefits for real estate professionals

•

Broad reach to transaction-ready consumers. We provide real estate professionals the ability to connect with our large audience of transaction-ready consumers at scale on the web and through our mobile applications. We believe that a large portion of consumers using Trulia do not use our primary competitors’ websites, and that this enables real estate professionals on Trulia to effectively identify and market themselves to consumers not easily found anywhere else.

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

•

Comprehensive end-to-end software-as-a-service-based marketing services. We provide software-as-a-service customer relationship management (CRM) tools, personalized websites and marketing tools to help our real estate professional customers manage and cultivate prospects. By automating many of the repetitive tasks that are required in order to follow up and communicate with potential clients, these tools allow our customers to focus on transacting their current business while efficiently marketing their services to potential clients, maintaining a pipeline of future business opportunities.

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

Key benefits for advertisers

•

Attractive audience. We believe our audience is highly attractive to consumer brand advertisers. A substantial portion of our audience is either college educated, has a household income above $75,000, or is in the 25 to 54 age group. U.S. consumers with these characteristics tend to spend more of their annual income on home maintenance, insurance, household furnishings, apparel and services, and entertainment than the average consumer, according to the Bureau of Labor Statistics 2012 Consumer Expenditure Survey, which makes our audience attractive for consumer brand advertisers.

•

Display advertising products that efficiently reach target consumers. We enable our advertisers to reach segments of our audience that are attractive to them. Advertisers benefit from improved reach, impact, relevancy, and measurement of their marketing campaigns in our marketplace.

Our Strengths

We believe that our competitive advantage reflects the following strengths:

•

Empower customers by delivering unparalleled insights and a superior user experience. We are one of the leading online real estate marketplaces and provide consumers with powerful tools and unique content that together deliver valuable insights into homes, neighborhoods, and real estate professionals. For example, our crime heat maps provide consumers with a view into neighborhood safety and our Facebook integration gives consumers recommendations on real estate professionals from people in their social network. We invest significant resources into technology development and product design to create a superior user interface that provides compelling features and rich functionality for our users.

•

Most Comprehensive Platform for Real Estate Professionals. We believe we have the most comprehensive, end-to-end platform for real estate professionals to grow and manage their businesses. We provide innovative lead generation products for real estate professionals to market themselves to consumers and generate new business. We also provide an integrated software platform with powerful analytics though which real estate professionals cultivate these leads and turn them into transactions. Moreover, we provide this comprehensive platform at scale, servicing five of the ten largest brokers and three of the largest real estate franchises in the United States.

•

Large, differentiated, transaction-ready audience. Our website and mobile applications have attracted 38.8 million monthly unique visitors in the year ended December 31, 2013 and, based on data from comScore, Inc., a marketing research company, a significant portion of our visitors do not visit our primary competitors’ websites. For instance, according to comScore, during each month in 2013 and 2012, more than 45% and 54%, respectively, of our audience did not visit Zillow.com. We believe that our audience is highly motivated and ready to purchase homes, as supported by our surveys conducted between January 2013 and December 2013 in which 77% of over 485,000 respondents contacting real estate professionals through our marketplace are planning to move in the next six months, and 44% of over 348,000 respondents stated that they are pre-approved for a mortgage.

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

•

High ROI for real estate professionals. We believe our subscription products provide compelling value and a better return on investment than other marketing channels. On average, during the year ended December 31, 2013 paying subscribers received more than nine times the number of monthly leads compared to real estate professionals who only used our free products.

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

Our Strategy

Our goal is to build the leading online real estate marketplace. We intend to focus on the following key strategies in pursuit of our goal:

•

Expand our audience and increase user engagement. We intend to grow our large, transaction-ready audience by expanding our marketing efforts to consumers who are in the market and ready to move and by continuing to offer superior products for consumers. We plan to launch a multi-channel marketing campaign in 2014 to drive increases in audience and user engagement. We plan to continuously enhance and refresh our database of homes, partner with third parties to add new and relevant local content, and encourage our users to contribute useful content. We also plan to develop new features and tools that deepen our users’ engagement with our website and mobile applications, and to promote and foster interaction in our vibrant user community.

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

•

Increase brand awareness. We plan to launch a multi-channel marketing campaign in 2014 to drive awareness of our brand, especially among consumers in the market ready to move. We also plan to continue to grow our brand by providing our users with superior and innovative products.

•	Pursue strategic opportunities. We plan to pursue acquisitions of complementary businesses and strategic partnerships to help us execute on and accelerate our growth plans.

•

Pursue adjacent opportunities. We plan to pursue opportunities in a number of large adjacent markets, such as rentals, mortgages, home improvement, and agent tools, and to expand our business internationally.

Data

Management of data is a critical component of our solution. We manage over one terabyte of data on a daily basis. For Trulia.com, our Trulia mobile applications and our Trulia partner network, the graphic below illustrates how we organize data as listings data, local information, and user-generated content:

Listings data

We refresh and supplement the Trulia listings database of over 113.2 million properties and for sale and for rent listings with data we receive from thousands of feeds on a daily basis. We receive feeds covering millions of new and existing for sale and for rent listings every day from MLSs, real estate brokerages, real estate agents, real estate listings aggregators, and other third parties. We also obtain detailed ownership and property data from vendors who collect and digitize information from public county records.

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

In addition, for our Market Leader solutions, we process data feeds from approximately 500 multiple listing services to populate the more than 126,000 real estate professional websites we host.

Local information

We inform consumers on what it is like to live in a neighborhood by delivering insights on schools, crime, neighborhood amenities, commute times, home values, historical earthquake, flood and other natural disaster data, and other community information.

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

•

Enhanced map visualizations of natural disasters. We enable consumers to view historical earthquake and flood data, allowing them to assess the risk of these natural disasters on a block-by-block level. We also provide interactive natural hazard maps pinpointing areas across the United States that are prone to hurricanes, wildfires, and tornadoes. With these maps, users are able to visualize where their dream home is located relative to where natural hazards have hit. Our map visualizations are also fully integrated into our mobile offerings.

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

User-generated content

The user-generated data in our marketplace is organized under the Advice section of our website by type of content, questions and answers, blogs, real estate guides, and along topics relevant to our audience such as local information, tips on home buying and selling, and observed market trends. We also allow real estate professionals to publish their own profile and receive recommendations from their clients under the Find an Agent section of our website.

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

Searchable database

Search

We maintain one of the largest searchable databases of homes for sale and rent in the United States. Our database includes more than 113.2 million properties with 4.0 million listings of homes for sale and rent. We provide users with the ability to search our database along a variety of parameters as described below:

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

Trulia Estimates

Trulia Estimates is our estimate of an off-market property’s value based on our proprietary analysis of relevant home data such as recent sales of similar homes and property facts. This search function allows users to conduct a precise search by street address to find our estimate of the value of that home. Additionally, home owners may claim their home in our database and edit their home’s specific facts and details so that our proprietary system can revise its estimated value.

Rich insights and content

We provide users with rich insights and content that are critical to a successful home search and that cannot be discovered through home listings data alone. We deliver these insights through the following products:

•

Local Info. We aggregate local data from a variety of sources and make it more useful to our consumers through Google Maps overlays using our proprietary data visualization tools. These types of local insights include crime heat maps, historical earthquake, flood and other natural disaster data maps, school boundary and performance statistics, local amenity location and reviews through our integration with Yelp, and commute information.

•

Advice. We provide our users with insights on homes, neighborhoods, and real estate professionals based on the advice generated by our active community of contributors. Users of our marketplace can post questions and receive answers in the Trulia Voices portion of our website and also scour the collection of advice columns and blogs that other users post. With over 11.8 million unique user contributions and over 1.1 million topics discussed on Trulia Voices, we believe we have amassed the largest online collection of user-generated content in the U.S. residential real estate market. This gives our users access to the insights of consumers, local enthusiasts, and real estate professionals who are knowledgeable about the neighborhoods in which our users are searching.

•

Find an Agent. We provide consumers with a directory that includes more than 1.0 million real estate professionals that is searchable by location, name, and type of professional. Our platform integrates with Facebook to leverage the power of social networks for clients to recommend real estate professionals and for real estate professionals to take advantage of online “word of mouth” referrals. For example, a consumer searching for a real estate agent in our marketplace can quickly find whether someone in their social network has recommended an agent in a particular area in which they are looking.

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

Mobile

Our products are accessible anytime and anywhere online and on mobile devices. We provide the following differentiated Trulia mobile applications for consumers on several major mobile platforms and devices:

•	m.trulia.com: A mobile-optimized website accessible on mobile device browsers

•	Real Estate App: Our full-featured Trulia real estate mobile application, available on iPhone, iPad, Android Phone, Android Tablet and Kindle Fire.

•

Rental App: Our mobile application optimized for users looking to rent a home, which is available on iPhone, iPad, Android Phone, Android Tablet and Kindle Fire, and provides a mobile offering customized to the needs of our rapidly growing rentals audience.

•	Agents App: Our mobile application optimized for real estate professionals, available on iPhone and Android Phone.

•	Mortgage App: Our mobile application optimized for users looking for mortgage information, available on iPhone and iPad.

Our Products for Real Estate Professionals

We sell three sets of products to real estate professionals on a subscription basis. The first set of products enables real estate professionals to promote themselves to potential buyers or sellers by targeting a local market area. Real estate professionals purchase subscriptions to these products for their desired city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased or estimated number of leads. These products include:

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

•

Trulia Seller Ads. Real estate professionals can purchase differently priced Trulia Seller Ads packages to generate leads from consumers interested in selling their homes. This functionality enables them to market directly to sellers through a free home value report that features the real estate professional and includes useful valuation information, such as price history and comparable homes sold.

Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from 1 month to 24 months. This set of products includes:

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

Our third set of products is our comprehensive software-as-a-service that allows real estate professionals to manage and cultivate clients and potential clients by automating daily tasks and efficiently marketing their services. We charge real estate professionals subscription fees for our software-as-a-service products. We also generate revenue through enterprise marketing agreements with real estate franchise networks. We provide a base level software-as-a-service product to all agents and/or brokerages in these franchise networks in exchange for certain minimum payments from the real estate franchise networks. We also generate revenue through the sale of premium software and marketing products to individual agents, teams and brokerage offices within these real estate franchise networks.

With our software-as-a-service-based marketing products, we offer a bundle of services that may include some or all of the following:

•

Software-as-a-service, including customer relationship management (CRM) tools, personalized websites, marketing tools, and content designed to help real estate professionals build online relationships with prospective home buyers and sellers.

•	Marketplace products that utilize our advertising expertise and leverage our national real estate websites to produce leads in the local neighborhoods where real estate professionals do business.

•	Community and training services that enable real estate professionals to share and learn best practices to help them close more business with consumers.

We also offer real estate professionals a set of free products that allows them to promote themselves and their listings online and to connect with consumers searching to buy or sell homes. Our free products include:

•

Property listings. We offer real estate professionals the ability to reach a large, transaction-ready audience and the potential to acquire leads by listing their properties in our marketplace for free.

•	Mobile application. We have developed an Agent App for the iPhone and Android Phone that enables real estate professionals to manage their businesses anytime and anywhere.

•

Agent profile. Agents can create their own profile in our marketplace by posting contact information, photos, and qualifications, and can manage their brand by linking their profile to their activity on our forums and to Facebook. Agent profiles are posted on the Find an Agent section of our website.

•

Communities. Through our Trulia Voices forum and our Active Rain network, we enable real estate professionals to promote their presence by allowing them to connect meaningfully with consumers, network with other professionals, follow topics of interest to their audience, receive updates on neighborhoods, and broadcast their thoughts on our blogging platform.

•

Recommendations. We have built social search functionality into our Find an Agent database of agent profiles where users can sort agent profiles by number of recommendations. Additionally, real estate professionals can publish their recommendations on their Facebook Wall through integration with Facebook Connect.

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

Infrastructure. We currently manage our www.trulia.com website and mobile applications from four locations. The primary location where we host our production environment, is within a shared data center in Santa Clara, California. We also placed into service a second hosted facility, located in Denver, Colorado in 2013, where we support our production environment and provide redundancy, backup, and load balancing. We use a third hosted facility, located in Oakland, California, for production service backup and for our development environment. Our website and mobile applications are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases, and networking hardware that we deploy. Our Market Leader operations are hosted in Bellevue, Washington, at co-location facilities in Kent, Washington and at other locations operated by third parties. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage content delivery networks and use other third-party cloud computing services, including map-related and ad serving services, to ensure fast and local access to content. We employ a host of encryption, antivirus, firewall, monitoring, and patch-management technology to protect and maintain our systems.

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

We maintain our primary technology infrastructure at a facility in Santa Clara, California maintained by Equinix Operating Company, Inc., or Equinix. Equinix provides data center space to us under the terms of a master service agreement. This agreement terminates on the earlier of the date that it is terminated by either party or the last order made under the agreement terminates or expires. This agreement is not cancelable by Equinix except in the case of material uncured breach by us, the suspension by Equinix three or more times during any twelve month period of its services pursuant to the terms of this agreement, our liquidation, cessation to do business or insolvency, or the condemnation of the physical space subject to this agreement.

Marketing

Our principal marketing strategy has been to develop a superior user experience that will drive audience growth and brand recognition. We have not historically spent significantly on marketing programs, but have focused on organic and viral growth driven by our user base. We currently expect that our marketing and product development expenses are likely to significantly increase as we seek to attract additional consumers and real estate professionals to our marketplace. For example, we recently announced plans to launch a multi-channel, national marketing campaign in 2014 to drive awareness of our brand, especially among consumers in the market ready to move. As our consumer audience has grown, real estate professionals have followed consumers to Trulia. We have also grown our brand among real estate professionals and the real estate industry through tradeshow participation, social engagement, and ongoing education via webinars, newsletters, and word of mouth.

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

We also cultivate our brand awareness through social media channels, such as Facebook and Twitter. We expect that our efforts to maintain or increase consumer traffic and subscribers are likely to include, among other things, significant increases to our marketing spending and significant expenditures to increase the number of our engineering and product development personnel.

Customers

Real estate professionals that pay for our subscription products include:

•	Agents, who collaborate with consumers, seek leads, and manage transactions;

•	Brokers, which recruit, train, and provide core real estate services to agents; and

•	National real estate franchisors, which provide real estate services to franchisees to enable the growth of their brand.

The majority of our real estate professional subscribers are agents. As of December 31, 2013, we had more than 437,000 active real estate professionals in our Trulia marketplace and 157,000 active real estate professionals using our Market Leader software and services. Approximately 59,700 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

Our advertising solutions are purchased by a diverse cross-section of brand advertisers that operate within the real estate ecosystem, and those that seek to reach our highly educated and affluent audience. In each of the years ended December 31, 2013, 2012, and 2011, the ten largest advertising partners for the respective period accounted for more than 65%, 63%, and 54%, respectively, of our media revenue.

No customer represented 10% or more of total revenue during the years ended December 31, 2013, 2012, and 2011. One customer accounted for 13.0% and 10.4% of our gross accounts receivable as of December 31, 2013 and 2012, respectively

Sales and Customer Support

We have dedicated sales teams that support our marketplace business and our display advertising business.

For our marketplace business, the majority of our sales are made by our inside sales team that sells our subscription products to real estate professionals. Our inside sales teams are located in our Bellevue, San Francisco, and Denver offices and attract new subscribers through a combination of outbound calling and inbound customer requests generated from our website and marketing activities. We also have a field sales team that sells our marketplace products at larger deal sizes to real estate brokers, franchisors, and builders.

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

We place a high value on providing quality support to our users, marketplace subscribers, and advertisers. Our customer support team, based in Bellevue, San Francisco and Denver, responds to commercial and technical questions from our users and advertisers.

Competition

The markets in which we operate are highly competitive and fragmented. Consumers research homes through a variety of sources. Similarly, real estate professionals use a variety of marketing channels to promote themselves and find clients. Consequently, we face competition from a variety of direct and indirect channels, and we believe we compete favorably.

Competition for consumers

We compete to attract consumers to our websites and mobile applications primarily on the basis of the breadth and quality of listings; user experience; the breadth, depth, and relevance of the insights on homes, neighborhoods, and real estate professionals; brand and reputation; and the quality of mobile products.

Our principal competitors for consumers include:

•	Print media, including local newspapers, magazines, and home/apartment guide publications;

•	Online real estate marketplaces such as Homes.com, MSN Real Estate, Realtor.com, Yahoo! Real Estate, and Zillow.com;

•	Online brokerage service providers such as Redfin and ZipRealty;

•	MLSs across the United States;

•	Full-service real estate brokerage service providers such as Century 21 and Coldwell Banker;

•	Online rental listing providers such as ApartmentGuide.com, ApartmentList.com and Rent.com;

•	General online classifieds such as Craigslist;

•	Search engines such as Bing, Google, and Yahoo!; and

•	Websites of real estate brokerages and individual agents.

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

Our principal competitors for real estate professionals include:

•	Print media, including local newspapers, magazines, and home/apartment guide publications;

•	Other traditional media, including television and radio;

•	Other online real estate marketplaces;

•	Social networking services such as Facebook and Twitter;

•	Search engines such as Bing, Google, and Yahoo!;

•	Websites offering display advertising;

•	Email marketing software and tools; and

•	Providers of customer relationship management (CRM) software for real estate professionals.

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

We registered “Trulia” and the Trulia marker logo as trademarks in the United States and several other jurisdictions. We also hold thirty-six registered trademarks registered in the United States and five trademarks registered in Canada associated with our Market Leader business. We also have filed other trademark applications in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

We have five patents registered and nine patent applications pending in the United States and internationally, which seek to cover proprietary techniques relevant to our products. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

Employees

As of December 31, 2013, we had 1,036 employees, with 222 in technology, 710 in sales, marketing, and customer support, and 104 in general and administrative functions. We had 357 full-time employees in our San Francisco headquarters, 288 in our Denver location, 31 in our New York office, 349 in our Bellevue office and 11 of our employees work remotely. None of our employees is represented by a labor union with respect to his or her employment with us.

Additional Information

Trulia, Inc. was incorporated in Delaware in June 2005. Our principal executive offices are located at 116 New Montgomery Street, Suite 300, San Francisco, California 94105, and our telephone number is (415) 648-4358. Our website address is www.trulia.com. In addition, we maintain a Facebook page at www.facebook.com/trulia and a Twitter feed at www.twitter.com/trulia. Information contained on, or that can be accessed through, our website, Facebook page or Twitter feed does not constitute part of this Annual Report on Form 10-K.

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

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

•	increase the number of consumers using our websites and mobile applications;

•	continue to obtain home listing information, as well as information on schools, crime, commute times, neighborhood amenities, rental prices and historical earthquake and flood data;

•	increase the number of real estate professionals subscribing to our products;

•	increase the revenue from real estate professionals subscribing to our products;

•	increase the revenue from advertisers on our websites;

•	successfully develop and deploy new features and products;

•	encourage and foster the growth of user-generated content;

•	increase our brand awareness among consumers and real estate professionals;

•

successfully compete with other companies that are currently in, or may in the future enter, the business of providing residential real estate information online and on mobile applications, as well as with companies that provide this information offline;

•	successfully compete with existing and future providers of other forms of offline, online, and mobile advertising;

•	successfully compete with existing and future providers of customer relationship management (CRM) tools and other solutions that help real estate professionals manage and grow their businesses;

•	successfully navigate fluctuations in the real estate market;

•	effectively manage the growth of our business;

•	successfully expand our business into adjacent markets, such as rentals, mortgages, and home improvement;

•	successfully integrate companies we may acquire or have acquired, including Market Leader; and

•	successfully expand internationally.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of December 31, 2013, we had an accumulated deficit of $64.9 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, a decrease in the growth rate of our monthly unique visitors, increasing competition, weakness in the residential real estate market, our inability to effectively integrate acquired businesses, such as Market Leader, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely primarily on subscriptions purchased by real estate professionals to generate a substantial portion of our marketplace revenue. Marketplace revenue accounted for 79%, 70% and 61% of our revenue in the years ended December 31, 2013, 2012 and 2011, respectively. We generally offer subscriptions for periods between one month to 24 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months. Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

•	our ability to attract transaction-ready consumers to our websites and mobile applications;

•	the number of unique visitors using our websites and mobile applications;

•	the quality of the leads that we provide to our subscribers;

•	the number of leads that we provide to our subscribers;

•	the rate of adoption of our software-as-a-service based products;

•	the success of our marketing relationships with leading national real estate franchise networks;

•	the success of our efforts to upsell customers from promotional offers to higher revenue services;

•	the success of any increased marketing and product development efforts directed at attracting additional consumers and real estate professionals to our marketplace;

•	the strength of the real estate market;

•	the competition for real estate professionals’ marketing dollars; and

•	the strength of our brand.

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of December 31, 2013, we had more than 437,000 active real estate professionals in our Trulia marketplace and 157,000 active real estate professionals using our Market Leader software and services. Approximately 59,700 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the years ended December 31, 2013 and 2012. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to significantly increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the years ended December 31, 2013 and 2012 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

Our ability to increase the number of subscribers to our services also depends, to some degree, on whether we can increase the inventory of marketing products and services available for us to sell in different geographic markets. If we are unable to create additional inventory by offering new services or reconfiguring our existing services, we may not be able to grow the number of subscribers to our services quickly or at all. Even if we are able to offer new services or reconfigure our existing services, there is no guarantee that new subscribers will purchase them or existing subscribers will be satisfied with the changes we make. For instance, in March 2013 we initiated an inventory expansion program of offering additional advertising slots on our real estate listing detail pages to feature more than one subscriber. While this allowed us to sell additional subscriptions in a given location, some existing subscribers did not like the change and elected not to renew their subscriptions.

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

Our ability to grow revenue depends, in part, on our ability to optimize pricing and increase average monthly revenue per subscriber over time. Since launching our first subscription product in 2007, we have continued to expand our products and optimize pricing of our products. As we continue to optimize our pricing, real estate professionals may not accept these new prices, which may harm our business and growth prospects. In August 2013, we acquired Market Leader, which offers subscription-based real estate marketing software and lead generation products. Market Leader historically generated lower average revenue per subscriber than us. As a result, we may experience difficulty in increasing our average revenue per subscriber, which may impact our ability to grow revenue over time and may harm our business and growth prospects.

If advertisers reduce or end their advertising spending with us, or if we are unable to attract new advertisers, our business and operating results would be harmed.

Display advertising accounted for 21%, 30% and 39% of our revenue in the years ended December 31, 2013, 2012 and 2011, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	the number of consumers using our websites and mobile applications;

•	our ability to continue to attract an audience that advertisers find attractive;

•	the strength of our brand:

•	our ability to compete effectively for advertising spending with other real estate marketplaces, offline companies, and online companies;

•	how advertisers value our advertising network, which consists of our online properties and those of our publishing partners;

•	the amount of spending on online advertising generally; and

•	our ability to deliver an attractive return on investment to advertisers.

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

If we are unable to maintain or increase consumer traffic to our marketplace, our business and operating results would be harmed.

Our ability to generate revenue from our marketplace business and media business depends, in part, on our ability to attract consumers to our websites and mobile applications. If we fail to maintain or increase consumer traffic to our marketplace, our ability to acquire additional subscribers, deliver leads to existing subscribers and sell advertising to third parties could be negatively affected. While we believe the number of consumers visiting our marketplace will continue to grow, our growth rate of monthly unique visitors, excluding the impact of our Market Leader acquisition, has decreased on a year-over-year basis from 57% in the year ended December 31, 2012 to 41% in the year ended December 31, 2013. We expect that our efforts to maintain or increase consumer traffic are likely to include, among other things, significant increases to our marketing expenditures and significant expenditures to increase the number of our engineering and product development personnel. There can be no assurance that any increases in our expenses will be successful in generating additional consumer traffic. Even if we are able to attract additional consumers to our marketplace, an increase in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products and display advertising. Accordingly, if we are unable to increase consumer traffic to our marketplace, or if we are unable to generate enough additional revenue to offset any increase in expenses related to increasing consumer traffic to our marketplace, our business and operating results would be harmed.

Our recent revenue growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace, or at all.

From the year ended 2008 to the year ended December 31, 2013, our revenue grew from $8.1 million to $143.7 million, which represents a compounded annual growth rate of approximately 78%. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

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

The success of the Market Leader acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Market Leader. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might fail to capitalize on expected business opportunities, including retaining current customers.

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

If we cannot obtain comprehensive and accurate real estate listing information on a timely basis, our business will suffer.

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

We currently depend on a listing aggregator to provide us with a substantial portion of the unique listings in our database. While these listings are available from their original sources, it would take substantial time and effort for us to aggregate these listings from all of the original sources. Therefore, if the agreement with our largest listing aggregator is terminated, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, or at all, which would adversely affect our business and operating results. In addition, as real estate brokers and multiple listing services typically control the distribution and use of listings, our business could suffer if real estate brokers or multiple listing services withheld listings from us or delayed the delivery of their listings to us. From time to time in the past, real estate brokers have refused to syndicate listings to us and multiple listing services have delayed the delivery of listings to us, and we cannot assure you this will not happen in the future. If real estate brokers or multiple listing services refuse to syndicate listings or delay such syndication to us, the quality of our products would suffer due to the decline of timely and accurate information, which could adversely affect our business and operating results.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the year ended December 31, 2013, our mobile products accounted for 37% of our total traffic, excluding traffic from Market Leader, compared to 29% of our total traffic for the year ended December 31, 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile websites, including our Trulia mobile website and more than 126,000 agent websites powered by Market Leader. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our Trulia mobile website by zip code and by share of a given market. We also monetize mobile offerings through kwkly, a mobile software-as-a-service lead generation platform that provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. We monetize our Trulia mobile website and Trulia mobile applications through the sale of display advertisements and we also provide our Trulia subscribers rotational placement in a local lead form that appears on certain pages of our Trulia mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS, Android, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

We depend in part on Internet search engines, such as Google, Bing, and Yahoo!, to drive traffic to our websites. For example, when a user types a property address into a search engine, we rely on a high organic search ranking of our webpages in these search results to refer the user to our websites. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow. Search engine providers could provide listings and other real estate information directly in search results or choose to align with our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites through search engines could harm our business and operating results.

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

From time to time, we experience seasonality in subscription revenue and display advertising due to fluctuations in traffic to our websites and mobile applications. During the fourth quarter of each year, traffic to our marketplace has historically declined and our revenue has historically grown more slowly than in other quarters or has declined sequentially. For example, we experienced a decrease in the number of unique visitors to our marketplace in the fourth quarter of 2013 compared to the third quarter of 2013, due in part to seasonality. Conversely, we typically experience higher growth in traffic and revenue during the spring and summer months, when consumers are more likely to buy new homes. We expect that seasonality will continue to affect traffic in our marketplace, as well as our revenue from subscriptions and advertising.

We rely on advertising to attract consumers to our Market Leader websites and to generate traffic and leads on these websites and for our Trulia Seller Ads product. As a result, we are subject to seasonal fluctuations in advertising rates and marketing services. Changing consumer behavior at various times throughout the year affects our advertising expenses. We expect that seasonal fluctuations in advertising costs will affect our operating expenses, as well as our operating margins.

Declines in, or changes to, the real estate industry could adversely affect our business and financial performance.

Our business and financial performance are affected by the health of, and changes to, the residential real estate industry. Although we have built and grown our business during a worldwide economic downturn, home-buying patterns are sensitive to economic conditions and tend to decline or grow more slowly during these periods. A decrease in home purchases could lead to reductions in user traffic, reductions in subscriptions by real estate professionals, and a decline in marketing spend by real estate professionals. Furthermore, online advertising products may be viewed by some existing and potential advertisers on our websites and mobile applications as a lower priority, which could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our products, or default on their payment obligations to us. In addition, we may become subject to rules and regulations in the real estate industry that may restrict or complicate our ability to deliver our products. These changes would harm our business and operating results.

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

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow.com, and Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We expect that our marketing and product development expenses are likely to significantly increase as we seek to attract additional consumers and real estate professionals to our marketplace. For example, we recently announced a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace.

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

We expect increased competition if our market continues to expand. In addition, current or potential competitors may be acquired by third parties with greater resources than ours, which would further strengthen these current or potential competitors and enable them to compete more vigorously or broadly with us. If we are not able to compete effectively, our business and operating results will be materially and adversely affected. Any increased marketing spending by one of our primary competitors could cause us to incur additional expenses, could reduce consumer traffic to, and subscribers of, our marketplace, or could harm our operating results.

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

We believe that a strong brand is necessary to continue to attract and retain consumers and, in turn, the real estate professionals and others who choose to advertise on our websites and mobile applications. We need to maintain, protect, and enhance the “Trulia” and “Market Leader” brands in order to expand our base of users and increase their engagement with our websites and mobile applications. This will depend in part on our ability to continue to provide high-value, differentiated products, and we may not be able to do so effectively. This will also depend on our ability to successfully execute a broader marketing campaign to further promote our brand. For instance, in February 2014, we announced a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace. If this campaign is not successful, our business could suffer. Furthermore, negative publicity about our company, including our content, technology, sales practices, personnel, or customer service could diminish confidence in and the use of our products, which could harm our operating results. If we are unable to maintain or enhance user and advertiser awareness of our brand cost effectively, our business, operating results, and financial condition could be harmed. In addition, our trulia.com and activerain.com websites serve as a forum for expression by our users, and if some of our users contribute inappropriate content and offend other users, our reputation could be harmed.

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

In the years ended December 31, 2013, 2012, and 2011, our ten largest advertising partners accounted for more than 65%, 63%, and 54% of our Media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Our success will depend, in part, on our ability to expand our products and markets, and grow our business in response to changing technologies, user, and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of Movity, Inc., a data visualization company, and our acquisition of Market Leader, Inc., a provider of software-as-a-service based customer relationship management software for the real estate sector. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

Our employee growth will also require significant financial and management resources. For example, for our San Francisco headquarters, our existing lease expires in 2014 and we anticipate needing additional headquarters office space to accommodate growth. As lease rates in the San Francisco commercial real estate market have increased in recent years, we expect to incur significantly higher facilities expenses as we seek to renew our existing lease and add additional space or find a new, larger facility for our headquarters.

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

Substantially all of the communications, network, and computer hardware used to operate our trulia.com website and mobile applications are located at a single colocation facility in Santa Clara, California. Our Market Leader operations depend on our ability to maintain and protect our computer systems, located in Bellevue, Washington and at other co-location facilities in Kent, Washington and other locations operated by third parties. While we have made investments to back up our system in the event of a disruption involving these facilities, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

We have registered “Trulia” as a trademark in the United States, the European Union and Canada. We also hold thirty-six registered trademarks registered in the United States and five trademarks registered in Canada associated with our Market Leader business. We have five patents registered and nine patents pending application in the United States. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “Trulia” or “Market Leader.”

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

Our compliance with applicable provisions of Section 404 has required, and will continue to require, that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2013, our internal control over financial reporting was effective, we cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an ‘emerging growth company,’ and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Our compliance with applicable provisions of Section 404 has required, and will continue to require, that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2013, our internal control over financial reporting was effective, we cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an ‘emerging growth company,’ and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $51.68 through February 27, 2014. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Because our outstanding 2.75% Convertible Senior Notes due 2020, or the 2020 Notes, issued on December 17, 2013, are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. In addition, the existence of the 2020 Notes may encourage short selling in our common stock by market participants because the conversion of the 2020 Notes could depress the price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2013, we had 36,582,572 shares of common stock outstanding.

As of February 24, 2014 an aggregate of 2,795,920 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed registration statements to register approximately 11,889,738 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the 2020 Notes.

Substantial sales of our common stock may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, and our outstanding convertible notes could impair a takeover attempt.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Additionally, certain provisions of our outstanding 2020 Notes could make it more difficult or more expensive for a third party to acquire us.

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

In May 2010, we entered into a lease effective through October 2014 for approximately 32,000 square feet of office space that houses our principal offices in San Francisco. In March 2012, we entered into a sublease effective through March 2013 for approximately 9,500 square feet of additional office space in San Francisco. In October 2012, we entered into a lease to extend our occupancy of this additional space in San Francisco effective April 2013 and to add an additional 9,500 square feet of office space effective October 2012. The lease for this combined 19,000 square feet of office space runs through September 30, 2015. In September 2013, we entered into a lease effective through September 2021 for approximately 72,000 square feet of office space that houses our offices in Bellevue, WA. We lease additional office space in Denver and New York. We believe our facilities are sufficient for our current needs.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, purported class action law suits contesting the merger were filed and then consolidated under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”). On July 15, 2013, a superseding Consolidated Class Action Complaint (“Consolidated Complaint”), was filed, alleging that

Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The Consolidated Complaint also alleges that the defendants, including us and Mariner Acquisition Corp., our wholly owned subsidiary, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleges that Market Leader, Trulia and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint seeks an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. On August 5, 2013, the parties entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations against Market Leader and the other defendants. The settlement, which is subject court approval, provides for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint. Lead Counsel for the consolidated action intends to apply to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader has agreed not to oppose the application for an award of fees and reimbursement of costs up to $350,000. On December 23, 2013, the Court entered an order preliminarily approving the settlement. A final settlement approval hearing is scheduled for March 7, 2014.

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

Market Information and Holders of Record

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “TRLA” on September 20, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

Year Ended December 31, 2013:	High	Low
First Quarter	$38.22	$16.50
Second Quarter	$35.33	$27.52
Third Quarter	$52.71	$30.81
Fourth Quarter	$51.54	$26.35

Year Ended December 31, 2012:	High	Low
Third Quarter (from September 20, 2012)	$26.57	$20.44
Fourth Quarter	$23.88	$14.69

As of December 31, 2013, we had 75 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

(a) Sales of Unregistered Securities

On December 17, 2013, we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an option to purchase additional shares granted to the initial purchasers, in a private placement pursuant to exemptions from the registration requirements of the Securities Act. J.P. Morgan Securities LLC and Deustsche Bank Securities Inc. acted as representatives of the initial purchasers of the 2020 Notes. The 2020 Notes were issued only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. We incurred $6.9 million in underwriting fees that were paid out of the gross proceeds from this offering.

(b) Use of Proceeds

On September 25, 2012, we closed our IPO pursuant to which we sold 5,900,000 shares of our common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $17.00 per share, resulting in net proceeds to us of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 1,000,000 shares were sold by certain selling stockholders. We did not receive any proceeds from sales by the selling stockholders. J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on September 19, 2012. From the effective date of the registration statement through December 31, 2013, we have used the net proceeds of the offering in connection with the acquisition of Market Leader and for working capital purposes and other general corporate purposes.

On March 20, 2013, we closed our follow-on public offering pursuant to which we sold 3,500,000 shares of our common stock, at a public offering price of $29.75 per share, resulting in net proceeds to us of $98.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On March 26, 2013, we sold an additional 525,000 shares of our common stock pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in net proceeds to us of $14.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on March 15, 2013. From the effective date of the registration statement through December 31, 2013, we have used the net proceeds of the offering in connection with the acquisition of Market Leader and for working capital purposes and other general corporate purposes.

On December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. We received net proceeds of $222.4 million, after deducting offering expenses of $7.6 million payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the notes may convert all or portion all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2013 – October 31, 2013) *	521	$43.73	—	—
Month #2 (November 1, 2013 – November 30, 2013)	—	—	—	—
Month #3 (December 1, 2013 – December 31, 2013) **	1,085,383	$27.64	—	—

Total	1,085,904	$27.65	—	—

*	We paid $23,000 to repurchase shares of our common stock in the open market at the market price of our common stock on the date of this transaction.
**	We used $30.0 million of the net proceeds received from the issuance of the 2020 Notes to repurchase shares of our common stock from purchasers of the 2020 Notes in privately negotiated transactions effected through J.P. Morgan Securities LLC or its affiliate as our agent. The purchase price per share of the common stock repurchased in this transactions was equal the closing price per share of our common stock on December 11, 2013, which was $27.64.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

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

The statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010, and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K. The statement of operations for the year ended December 31, 2013 includes results of Market Leader operations in the post-acquisition period from August 21, 2013 through December 31, 2013. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$143,728	$68,085	$35,518	$19,785	$10,338
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization) (2)	23,122	9,999	5,795	3,657	2,855
Technology and development	34,612	20,199	14,650	8,803	7,056
Sales and marketing	71,370	33,747	17,717	8,638	5,532
General and administrative	32,702	13,659	6,123	2,501	1,912
Acquisition related costs	6,065	—	—	—	—

Total cost and operating expenses	167,871	77,604	44,285	23,599	17,355
Loss from operations	(24,143)	(9,519)	(5,767)	(3,814)	(7,017)
Interest income	121	50	17	15	55
Interest expense	(1,107)	(1,016)	(389)	(39)	(21)
Change in fair value of warrant liability	—	(369)	(16)	—	—
Loss on extinguishment of debt	(141)	—	—	—	—

Loss before provision for income taxes	(25,270)	(10,854)	(6,155)	(3,838)	(6,983)
Provision for income taxes	7,511	(67)	—	—	—

Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)	$(3,838)	$(6,983)

Net loss per share attributable to common stockholders, basic and diluted (3)	$(0.54)	$(0.87)	$(0.92)	$(0.64)	$(1.21)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	33,129,572	12,538,769	6,657,045	6,016,550	5,752,478

Other Financial Information:
Adjusted EBITDA (4)	$17,106	$(3,364)	$(1,787)	$(2,497)	$(5,857)

(1)	Compensation paid in stock was allocated as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of revenue	$718	$32	$11	$8	$10
Technology and development	6,365	930	482	176	177
Sales and marketing	5,663	398	183	97	105
General and administrative	10,227	1,210	808	73	13

Total compensation paid in stock	$22,973	$2,570	$1,484	$354	$305

(2) Amortization of product development costs were included in technology and development as follows:	$2,660	$1,108	$708	$366	$179

(3)

See Note 12 to our audited financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.

(4)

See “Non-GAAP Financial Measures” for more information and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States, or GAAP.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$225,597	$100,017	$11,341	$4,395	$7,587
Working capital (deficit)	213,336	82,632	4,165	(132)	6,881
Property and equipment, net	22,289	7,069	5,548	3,465	847
Total assets	655,409	118,964	24,195	15,710	11,162
Deferred revenue	10,002	13,296	4,827	1,810	546
Total indebtedness	230,000	9,759	9,592	1,955	517
Preferred stock warrant liability	—	—	297	—	—
Total stockholders’ equity (deficit)	381,076	86,534	3,039	7,142	8,262

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, change in the fair value of our warrant liability, compensation paid in stock, and certain other infrequently occurring items that Trulia does not believe are indicative of ongoing results (such as acquisition related costs). Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

We include Adjusted EBITDA in this Annual Report on Form 10-K because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, changes related to the fair value remeasurements of our preferred stock warrant, and the impact of the compensation paid in stock. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)	$(3,838)	$(6,983)
Non-GAAP adjustments:
Interest income	(121)	(50)	(17)	(15)	(55)
Interest expense	1,107	1,016	389	39	21
Loss on extinguishment of debt	141	—	—	—	—
Depreciation and amortization	12,211	3,585	2,496	963	855
Change in fair value of warrant liability	—	369	16	—	—
Income tax provision (benefit)	(7,511)	67	—	—	—
Compensation paid in stock	22,973	2,570	1,484	354	305
Acquisition related costs	6,065

Adjusted EBITDA	$17,106	$(3,364)	$(1,787)	$(2,497)	$(5,857)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Trulia is redefining the home search experience for consumers and changing the way that real estate professionals build their businesses. Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract and manage new clients. We believe we deliver the best home search experience by combining our superior user interface with our comprehensive database of real estate properties, local insights, and user-generated content. We also offer a comprehensive suite of free and subscription products that provide real estate professionals with access to transaction-ready consumers and help them to grow and manage their online presence. We also generate media revenue from sales of display advertising on our websites and mobile applications.

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals, and a comprehensive database of real estate information and local insights. We also offer free and subscription-based products that provide comprehensive marketing and customer relationship management (CRM) solutions for real estate professionals. In the year ended December 31, 2013, taking into account unique visitors on Market Leader properties since acquisition on August 20, 2013, we had approximately 38.8 million monthly unique visitors. In addition, as of December 31, 2013, we had more than 437,000 active real estate professionals in our Trulia marketplace and 157,000 active real estate professionals using our Market Leader software and services. Approximately 59,700 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers).

Our large, continually refreshed, and searchable database contains more than 113.2 million properties, including 4.0 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices and historical earthquake, flood and other natural disaster data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 11.8 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, Kindle Fire and Blackberry applications and also provide tailored mobile experiences, such as GPS-based search.

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

For real estate professionals, we offer a suite of free and subscription products to promote themselves and their listings online, manage and grow their businesses and to connect with consumers searching for homes. We generate revenue primarily from sales of subscription marketing products and our software-as-a-service customer relationship management products that we offer to real estate professionals. Our Trulia Pro and Trulia Premium

Listings products allow real estate professionals to receive prominent placement of their listings in our search results. With our Trulia Local Ads and Trulia Mobile Ads products, real estate professionals can purchase local advertising on our Trulia website and mobile applications, respectively, by locale and by share of a given market. With our recently launched Trulia Seller Ads product, real estate professionals can generate leads from consumers interested in selling their homes. With our software-as-a-service products, real estate professionals can manage and cultivate clients and potential clients by automating daily tasks and efficiently marketing their services. We charge real estate professionals subscription fees for our software-as-a-service products. We also generate revenue through enterprise marketing agreements with real estate franchise networks. We provide a base level software-as-a-service product to all agents and/or brokerages in these franchise networks in exchange for certain minimum payments from the real estate franchise networks. We also generate revenue through the sale of premium software and marketing products to individual agents, teams and brokerage offices within these real estate franchise networks.

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

We believe that the growth of our business and our future success are dependent upon many factors including our ability to increase our audience size and user engagement, grow the number of our paying subscribers, increase the value of our advertising and software-as-a-service products, achieve the anticipated benefits of the Market Leader acquisition, and successfully invest in our growth. We also expect that our efforts to maintain or increase consumer traffic and subscribers are likely to include, among other things, significant increases to our marketing spending and significant expenditures to increase the number of our engineering and product development personnel. In February 2014, we announced a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

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

Acquisition of Market Leader, Inc.

On August 20, 2013 we completed the acquisition of Market Leader, Inc., or Market Leader, for approximately $372.7 million, including 4,412,489 million shares of our common stock valued at $189.3 million, and $170.5 million in cash and assumed Market Leader equity awards valued at $26.7 million, $12.9 million of which was included in the purchase price and the remaining amount is subject to post-acquisition service requirement and will be expensed prospectively. Market Leader is a provider of software-as-a-service based customer relationship management software for the real estate sector. We acquired Market Leader to help accelerate our growth, including by expanding our product portfolio for real estate professionals and increasing our subscriber base. Our consolidated financial statements include the results of operations for Market Leader beginning on August 21, 2013.

Convertible Senior Notes

On December 17, 2013 we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes due in 2020, or the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses of $7.6 million payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the notes may convert all or portion all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events.

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the key business metrics below.

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses trulia.com, our Trulia consumer facing blogs, any of our more than 126,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. If an individual accesses any of the websites or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. If an individual accesses more than any one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. The fourth quarter of 2013 is the second quarter we are including our consumer facing blogs in our monthly unique visitor count. Traffic to our consumer facing blogs represented less than 1% of our monthly unique visitors for the year ended December 31, 2013. As a result we have not recalculated our monthly unique visitor count for historical periods. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the year ended December 31, 2013, the total number of monthly unique visitors increased to 38.8 million from 23.1 million in the year ended December 31, 2012, a 68% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products, the overall industry trend of more consumers using the web and mobile applications to research housing decisions and to our acquisition of Market Leader.

•

Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses trulia.com, any of our more than 126,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in our monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the first quarter of 2013 we reclassified our mobile visitor data for the current and all historical quarters to include visitors to trulia.com on tablets or other mobile devices. Previously, these visitors were classified as web-based visitors. There was no change to overall visitor traffic as a result of this reclassification. In the year ended December 31, 2013, the number of mobile monthly unique visitors, as restated, increased to 14.3 million from 6.8 million in the year ended December 31, 2012, a 111% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, and our acquisition of Market Leader, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through trulia.com, or Trulia’s mobile websites or applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the year ended December 31, 2013, new contributions to user-generated content increased by approximately 4.4 million contributions, and we now have over 11.8 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to trulia.com and our Trulia mobile websites and applications. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. This includes agents using our premium software-as-a-service product under a licensed purchased by their brokerage. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of December 31, 2013, we had approximately 59,700 total subscribers, a 144% increase from 24,443 total subscribers as of December 31, 2012. Our total subscribers include approximately 39,300 subscribers of Trulia products and approximately 25,500 subscribers of Market Leader products; however, we estimate that there was a 20% overlap between Trulia and Market Leader subscribers during the year ended December 31, 2013 and therefore our aggregate subscriber total has been adjusted accordingly. We attribute the growth in our total subscribers to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors and our acquisition of Market Leader. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•

Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions of our lead generation products and our software-as-a-service products in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace and the performance of our software-as-a-service products for real estate professionals, and we monitor changes in this metric to measure the effectiveness of our monetization strategy. During the year ended December 31, 2013, average monthly revenue per subscriber of our Trulia products increased to $191, from $156 during the year ended December 31, 2012, a 22% increase. As our new and existing subscribers mature, we have been able to increase our average monthly revenue per Trulia subscriber by launching new products to sell to these customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our Trulia subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for our Trulia products. While our average monthly revenue per Trulia subscriber has increased and may continue to increase in absolute dollars year-over-year, the rate of increase has slowed and we expect that the rate of increase may continue to slow. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of our larger subscriber base and the resulting challenge associated with achieving higher growth rates and our efforts to introduce new, lower priced, entry level lead generation products to attract new subscribers. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Year Ended December 31,
	2013	2012	2011
Monthly unique visitors (in thousands)	38,809	23,145	14,776
Mobile monthly unique visitors (in thousands)	14,260	6,760	2,088
New contributions to user-generated content (in thousands)	4,362	3,050	1,991
Total subscribers (at period end)	59,677	24,443	16,849
Average monthly revenue per subscriber ($)	191	156	110

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

	Year Ended December 31,
	2013	2012
Marketplace Revenue (current definition)	$113,383	$47,805
Marketplace Revenue (previous definition)	$107,712	$45,475
Media Revenue (current definition)	$30,345	$20,280
Media Revenue (previous definition)	$36,016	$22,610

In addition, as noted above, in the year ended December 31, 2013, we have added the contribution of Market Leader to Marketplace revenue from August 21, 2013 (the day after the closing of our acquisition of Market Leader) through December 31, 2013.

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

Interest Expense

Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 7 of our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information about our long-term debt.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability includes charges from the remeasurement of our preferred stock warrant liability on a mark-to-market basis as of each period end. These preferred stock warrants became warrants to purchase common stock upon the completion of our IPO, at which time the warrant liability was remeasured to fair value and the remaining liability was reclassified as additional paid-in capital. See Notes 3 and 11 of the audited financial statements included elsewhere in this Annual Report on Form 10-K for more information about our preferred stock warrants.

Provision for Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date.

As a result of the acquisition of Market Leader in August 2013, we recorded a tax benefit of $7.9 million as a discrete item in the three months ended December 31, 2013. This tax benefit is a result of the partial release of its existing valuation allowance immediately prior to the acquisition since the acquired deferred tax liabilities from Market Leader will provide a source of income for us to realize a portion of our deferred tax assets, for which a valuation allowance is no longer needed.

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

We enter into arrangements with customers that include combinations of CPC media placements, CPM media placements, and subscription products.

Beginning on January 1, 2011, we adopted new authoritative guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, we allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence, or VSOE if available; (ii) third-party evidence, or TPE, if VSOE is not available; and (iii) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

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

BESP- When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service was sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for CPM media placements, CPC media placements, and certain subscription products, we determine BESP for these deliverables based on the following:

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

We recognize the relative fair value of the products as they are delivered assuming all other revenue recognition criteria are met.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. For the stock options and stock appreciation rights we estimate the grant date fair value, and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. For the restricted stock units, the grant date fair value equals the market value of the underlying stock. We measure the fair value of stock appreciation rights similar to stock options. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

The fair value of the awards granted during the years ended December 31, 2013, 2012 and 2011 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	5.5	5.5	5.5
Expected volatility	52%	53%	55%
Risk-free interest rate	1.2%	0.9%	1.9%
Dividend rate	0%	0%	0%

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

Since inception, we have incurred operating losses, and accordingly, we have generally not recorded significant provisions for income taxes for any of the periods presented. We generally do not expect any significant changes until we are no longer incurring losses. However, in the three months ended September 30,

2013, we recorded a discrete, one-time benefit of approximately $8 million associated with the acquisition of Market Leader which enabled us to recognize a portion of our deferred tax assets.

During the year ended December 31, 2013, we completed an analysis of certain research expenditures attributable to the legacy Trulia business to determine whether, and to what extent, federal and state research credits could be claimed and carried forward from inception through 2013. As a result of that analysis, we claimed research and development credits of approximately $2.5 million and $2.2 million, for federal and state purposes, respectively. These credits have been presented in Note 14 of our audited financial statements included elsewhere in this Annual Report on Form 10-K as an increase to deferred tax assets for the year ended December 31, 2013 but have also resulted in a corresponding increase to our valuation allowance. The claim therefore had no net impact to income tax expense. The federal credits will begin to expire in 2025 and the state credits can be carried forward indefinitely.

At December 31, 2013, we had approximately $147.8 million of federal net operating loss and $85.9 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2025 and 2015, respectively. Included in the above net operating loss carryforwards are $35.9 million and $25.1 million of federal and state net operating loss carryforwards, respectively, associated with windfall tax benefit that will be recorded as additional paid in capital when realized. In addition, we had approximately $3.8 million of federal research credit and $3.2 million of state research credit and $1.1 million of state enterprise zone credits carryforwards. The federal credits will begin to expire in 2025 and the state credits can be carried forward indefinitely.

Segment Information

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We adopted this guidance on January 1, 2014. Adoption of this guidance has no impact on our financial position, results of operations or cash flows in the current or future periods.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income, requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This pronouncement is effective for fiscal years beginning after December 15, 2012. We adopted this standard on January 1, 2013. During the years ended December 31, 2013, 2012, and 2011 we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Statement of Operations Data:
Revenue	$143,728	$68,085	$38,518
Cost and operating expenses: (1)
Cost of revenue (2)	23,122	9,999	5,795
Technology and development	34,612	20,199	14,650
Sales and marketing	71,370	33,747	17,717
General and administrative	32,702	13,659	6,123
Acquisition related costs	6,065	—	—

Total cost and operating expenses	167,871	77,604	44,285
Loss from operations	(24,143)	(9,519)	(5,767)
Interest income	121	50	17
Interest expense	(1,107)	(1,016)	(389)
Change in fair value of warrant liability	—	(369)	(16)
Loss on extinguishment of debt	(141)	—	—

Loss before provision for income taxes	(25,270)	(10,854)	(6,155)
Provision for income taxes	7,511	(67)	—

Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)

(1)	Compensation paid in stock was allocated as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenue	$718	$32	$11
Technology and development	6,365	930	482
Sales and marketing	5,663	398	183
General and administrative	10,227	1,210	808

Total compensation paid in stock	$22,973	$2,570	$1,484

(2) Amortization of product development costs was included in technology and development as follows	$2,660	$1,108	$708

	Year Ended December 31,
	2013	2012	2011
Percentage of Revenue**:
Revenue	100%	100%	100%
Cost and operating expenses:
Cost of revenue	16	15	15
Technology and development	24	30	38
Sales and marketing	50	49	46
General and administrative	23	20	16
Acquisition related costs	4	—	—

Total cost and operating expenses	117	114	115
Loss from operations	(17)	(14)	(15)
Interest income	*	*	*
Interest expense	(1)	(2)	(1)
Change in fair value of warrant liability	—	*	*
Loss on extinguishment of debt	*	—	—

Loss before provision for income taxes	(18)	(16)	(16)
Provision for income taxes	5	—	—

Net loss attributable to common stockholders	(12)%	(16)%	(16)%

*	Less than 0.5% of revenue.
**	Certain numbers may not foot due to rounding.

Comparison of the Years Ended December 31, 2013, 2012, and 2011

Revenue

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Revenue	$143,728	$68,085	$38,518	111%	77%

2013 Compared to 2012

Revenue increased to $143.7 million in the year ended December 31, 2013 from $68.1 million in the year ended December 31, 2012, an increase of $75.6 million, or 111%. Marketplace revenue and Media revenue represented 79% and 21%, respectively, of total revenue in the year ended December 31, 2013, compared to 70% and 30%, respectively, of total revenue in the year ended December 31, 2012. The increase in total revenue was attributable to the significant growth of our subscriber base, increase in average revenue per subscriber, as well as revenue from our acquisition of Market Leader in August 2013.

2012 Compared to 2011

Revenue increased to $68.1 million in the year ended December 31, 2012 from $38.5 million in the year ended December 31, 2011, an increase of $29.6 million, or 77%. Marketplace revenue and media revenue represented 70% and 30%, respectively, of total revenue in the year ended December 31, 2012, compared to 61% and 39%, respectively, of total revenue in the year ended December 31, 2011. The increase in total revenue was attributable to the significant growth of our subscriber base, an increase in our unique monthly visitors, and increased prices.

During the years ended December 31, 2013, 2012, and 2011, we recognized marketplace revenue and media revenue as follows:

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Marketplace revenue	$113,383	$47,805	$23,474	137%	104%
Media revenue	30,345	20,280	15,044	50%	35%

Total revenue	$143,728	$68,085	$38,518	111%	77%

2013 Compared to 2012

Marketplace revenue increased to $113.4 million in the year ended December, 2013 from $47.8 million in the year ended December 31, 2012, an increase of $65.6 million, or 137%. This was primarily attributable to the growth in the number of subscribers, our inventory expansion program, increased sales of our mobile subscription product, Trulia Mobile Ads, increased prices, as well as $21.2 million of revenue from our acquisition of Market Leader in August 2013.

Overall our subscriber base grew by 144% to approximately 59,700 subscribers as of December 31, 2013 from 24,443 subscribers as of December 31, 2012. The subscriber numbers as of December 31, 2013 reflect our estimate that there was a 20% overlap of subscribers between Trulia and Market Leader as of December 31, 2013. Our mobile subscription product for agents, Trulia Mobile Ads, which we launched in May 2012, contributed to Marketplace revenue growth in the year ended December 31, 2013. The average monthly revenue per subscriber for Trulia standalone increased from $156 in the year ended December 31, 2012 to $191 in the year ended December 31, 2013, largely due to increased sales of our Trulia Local Ads and Trulia Mobile Ads products in our high demand zip codes as a result of monetization improvement of these products.

Media revenue increased to $30.3 million in the year ended December 31, 2013 from $20.3 million in the year ended December 31, 2012, an increase of $10.1 million, or 50%. This increase continues to be driven by strong year over year growth in our average monthly unique visitors, which increased from 23.1 million in the year ended December 31, 2012 to 38.8 million in the year ended December 31, 2013, an increase of 68%.

2012 Compared to 2011

Marketplace revenue increased to $47.8 million in the year ended December 31, 2012 from $23.5 million in the year ended December 31, 2011, an increase of $24.3 million, or 104%. This was primarily attributable to growth in the number of subscribers, price increases, and sales of our mobile subscription product. The overall subscriber base grew by 45% to 24,443 subscribers as of the year ended December 31, 2012 from 16,849 subscribers as of the year ended December 31, 2011. In May 2012, we launched our most significant mobile subscription product for agents, Trulia Mobile Ads that resulted in an additional $4.4 million of marketplace revenue for the year ended December 31, 2012. Much of the 42% increase in average monthly revenue per subscriber, from $110 in the year ended December 31, 2011 to $156 in the year ended December 31, 2012 was attributable to increased sales and higher pricing for our Trulia Local Ads product as well as sales of our Trulia Mobile Ads product.

Media revenue increased to $20.3 million in the year ended December 31, 2012 from $15.0 million in the year ended December 31, 2011, an increase of $5.2 million, or 35%. This increase was primarily attributable to the strong year over year growth in our average monthly unique visitors from 14.8 million in the year ended December 31, 2011, to 23.1 million in the year ended December 31, 2012, an increase of 57%. We also experienced a significant increase in display advertisement sales to home builders as a result of the improving real estate market. Although there is a correlation between monthly unique visitors and our media revenue, it is not a direct correlation. The growth rate in our monthly unique visitors has outpaced the growth rate of our media revenue, as well as sales of our Trulia Mobile Ads product.

Cost of Revenue

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Cost of revenue	$23,122	$9,999	$5,795	131%	73%

2013 Compared to 2012

Cost of revenue increased to $23.1 million in the year ended December 31, 2013 from $10.0 million in the year ended December 31, 2012, an increase of $13.1 million, or 131%. The increase was primarily due to a $2.7 million increase related to a new partnership arrangement that we entered into in the fourth quarter of 2012, and a $3.1 million increase in Trulia standalone labor and facilities related costs, including compensation paid in stock, largely as a result of a 23% increase in headcount in the year ended December 31, 2013. Market Leader’s contribution to cost of revenue was $6.0 million since August 21, 2013.

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

Technology and Development Expenses

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Technology and development	$34,612	$20,199	$14,650	71%	38%

2013 Compared to 2012

Technology and development expenses increased to $34.6 million in the year ended December 31, 2013 from $20.2 million in the year ended December 31, 2012, an increase of $14.4 million, or 71%. The increase was primarily due to a $7.3 million increase in Trulia standalone labor and facilities related costs, including compensation paid in stock, largely as a result of an 34% increase in headcount in the year ended December 31, 2013. Also, $1.3 million of the increase was related to stock-based compensation expense for the performance-based awards we granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Market Leader’s contribution to technology and development expenses was $6.1 million since August 21, 2013.

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

Sales and Marketing Expenses

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Sales and marketing	$71,370	$33,747	$17,717	111%	90%

2013 Compared to 2012

Sales and marketing expenses increased to $71.4 million in the year ended December 31, 2013 from $33.7 million in the year ended December 31, 2012, an increase of $37.6 million, or 111%. The increase was primarily due to a $23.0 million increase in Trulia standalone labor and facilities related costs, including compensation paid in stock, largely as a result of a 34% increase in headcount in the year ended December 31, 2013. Also, $2.9 million of the increase was related to additional expenditures for marketing and advertising, and $0.7 million of the increase was related to stock-based compensation expense for the performance-based awards we granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Market Leader’s contribution to sales and marketing expenses was $12.4 million since August 21, 2013.

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

General and Administrative Expenses

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
General and administrative	$32,702	$13,659	$6,123	139%	123%

2013 Compared to 2012

General and administrative expenses increased to $32.7 million in the year ended December 31, 2013 from $13.7 million in the year ended December 31, 2012, an increase of $19.0 million, or 139%. The increase was primarily due to an $8.8 million increase in Trulia standalone labor and facilities related costs, including compensation paid in stock, largely as a result of a 29% increase in headcount in the year ended December 31, 2013. Also, $2.3 million of the increase was related to stock-based compensation expense for the performance-based awards we granted to existing employees of Trulia and Market Leader in connection with the Market Leader acquisition. Market Leader’s contribution to general and administrative expenses was $5.9 million since August 21, 2013.

2012 Compared to 2011

General and administrative expenses increased to $13.7 million in the year ended December 31, 2012 from $6.1 million in the year ended December 31, 2011, an increase of $7.5 million, or 123%. This increase was primarily the result of a $2.9 million increase in salary and related benefits, a $0.4 million increase in stock-based compensation expenses, a $0.3 million increase in facilities related expenses due to headcount growth, and a $2.5 million increase in the outside accounting services related to our IPO in September 2012. General and administrative expenses increased to 20% of revenue in the year ended December 31, 2012 from 16% of revenue in the year ended December 31, 2011 primarily due to the significant increase in our financial, accounting, and legal headcount and increased expenses for third party service providers to support our transition to being a public reporting company.

Acquisition Related Costs

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Acquisition Related Costs	$6,065	$—	$—	100%	—%

In the year ended December 31, 2013 we incurred $6.1 million of expenses in connection with our acquisition of Market Leader primarily related to investment banking and legal fees.

Interest Expense

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Interest expense	$1,107	$1,016	$389	9%	161%

2013 Compared to 2012

Interest expense increased to $1.1 million in the year ended December 31, 2013 from $1.0 million in the year ended December 31, 2012, an increase of $0.1 million, or 9%. This increase is attributable to an incremental interest expense associated with our outstanding indebtedness.

2012 Compared to 2011

Interest expense increased to $1.0 million in the year ended December 31, 2012 from $0.4 million in the year ended December 31, 2011, an increase of $0.6 million, or 161%. The increase is attributable to an incremental interest expense associated with our outstanding indebtedness.

Change in Fair Value of Warrant Liability

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Change in fair value of warrant liability	$—	$(369)	$(16)	(100)%	2,206%

2013 Compared to 2012

Change in fair value of warrant liability decreased to $0 in the year ended December 31, 2013 from $369,000 in the year ended December 31, 2012, a decrease of $369,000, or 100%. We issued this warrant when a new credit facility was established in September 2011. Upon the first public filing of our registration statement in August 2012, the anti-dilution provisions in this warrant terminated. As a result, the preferred stock warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. Immediately prior to completion of our initial public offering in September 2012, the preferred stock converted to common stock and this warrant to purchase preferred stock converted into a warrant to purchase common stock. Because this warrant no longer contained anti-dilution provisions, this warrant was no longer remeasured to fair value on an ongoing basis. The common stock warrants were net exercised in February 2013 and were no longer outstanding as of December 31, 2013.

2012 Compared to 2011

Change in fair value of warrant liability increased to $369,000 in the year ended December 31, 2012 from $16,000 in the year ended December 31, 2011, an increase of $353,000, or 2,206%. This increase is attributable to an increase in the fair value of the warrant to purchase convertible preferred stock.

Quarterly Results of Operations

The following unaudited quarterly statements of operations data for each of the eight quarters in the year ended December 31, 2013 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(Unaudited, in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$49,730	$40,283	$29,713	$24,002	$20,554	$18,544	$16,825	$12,162
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization) (2)	9,428	6,069	4,443	3,181	2,692	2,615	2,488	2,205
Technology and development	13,128	10,058	6,529	4,897	5,059	5,235	5,259	4,646
Sales and marketing	25,586	20,189	13,302	12,293	10,109	8,441	9,122	6,075
General and administrative	12,134	9,826	5,570	5,172	4,003	3,631	3,054	2,971
Acquisition related costs	—	4,060	2,005	—	—	—	—	—

Total cost and operating expenses	60,276	50,202	31,849	25,543	21,863	19,922	19,923	15,897

Loss from operations	(10,546)	(9,919)	(2,136)	(1,541)	(1,309)	(1,378)	(3,098)	(3,735)
Interest income	9	33	52	26	26	3	4	3
Interest expense	(451)	(203)	(217)	(236)	(242)	(268)	(239)	(252)
Change in fair value of warrant liability	—	—	—	—	—	(46)	(107)	(216)
Loss on extinguishment of debt	(141)	—	—	—	—	—	—	—

Loss before provision for income taxes	(11,129)	(10,089)	(2,301)	(1,751)	(1,525)	(1,689)	(3,440)	(4,200)
Income tax (provision) benefit	(17)	7,869	(110)	(231)	(67)	—	—	—

Net loss attributable to common stockholders	$(11,146)	$(2,220)	$(2,441)	$(1,982)	$(1,592)	$(1,689)	$(3,440)	$(4,200)

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.06)	$(0.07)	$(0.07)	$(0.06)	$(0.19)	$(0.49)	$(0.61)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,270,375	34,557,842	32,150,829	28,427,025	27,328,415	8,805,722	7,017,449	6,882,065

Other Financial Information:
Adjusted EBITDA (3)	$7,683	$4,811	$3,403	$1,211	$564	$301	$(1,758)	$(2,473)

(1)	Compensation paid in stock was allocated as follows:

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(Unaudited, in thousands)
Cost of revenue	$420	$200	$57	$41	$12	$6	$9	$5
Technology and development	3,337	2,039	578	411	301	253	184	192
Sales and marketing	3,315	1,526	485	337	122	97	124	55
General and administrative	5,233	3,525	866	603	326	437	234	213

Total compensation paid in stock.	$12,305	$7,290	$1,986	$1,392	$761	$793	$551	$465

(2) Amortization of product development costs was included in technology and development as follows:	$1,505	$559	$397	$199	$361	$266	$207	$274

(3)

See “Non-GAAP Financial Measures” for more information and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(Unaudited, in thousands)
Marketplace revenue (current definition)	$42,152	$31,308	$21,964	$17,959	$14,531	$12,654	$11,531	$9,089
Marketplace revenue (previous definition)	40,000	29,422	20,933	17,357	13,852	11,890	11,049	8,684
Media revenue (current definition)	7,578	8,975	7,749	6,043	6,023	5,890	5,294	3,073
Media revenue (previous definition)	9,730	10,861	8,780	6,645	6,702	6,654	5,776	3,478

Total revenue	$49,730	$40,283	$29,713	$24,002	$20,554	$18,544	$16,825	$12,162

	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Percentage of Revenue**:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	19	15	15	13	13	14	15	18
Technology and development	26	25	22	20	25	28	31	38
Sales and marketing	51	50	45	51	49	46	54	50
General and administrative	24	24	19	22	19	20	18	24
Acquisition related costs	—	10	6

Total cost and operating expenses	121	125	107	106	106	107	118	131
Loss from operations	(21)	(25)	(7)	(6)	(7)	(7)	(18)	(31)
Interest income	*	*	*	*	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(2)
Change in fair value of warrant liability	—	—	—	—	—	*	(1)	(2)
Loss on extinguishment of debt	*	—	—	—	—	—	—	—

Loss before provision for income taxes	(22)	(25)	(8)	(7)	(8)	(9)	(20)	(35)
Income tax provision (benefit)	*	20	—	(1)	—	—	—	—

Net loss attributable to common stockholders	(22)%	(6)%	(8)%	(8)%	(8)%	(9)%	(20)%	(35)%

*	Less than 0.5% of revenue
**	Certain numbers may not foot due to rounding.

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

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(Unaudited, in thousands)
Net loss attributable to common stockholders	$(11,146)	$(2,220)	$(2,441)	$(1,982)	$(1,592)	$(1,689)	$(3,440)	$(4,200)
Non-GAAP adjustments:
Interest income	(9)	(33)	(52)	(26)	(26)	(3)	(4)	(3)
Interest expense	451	203	217	236	242	268	239	252
Loss on extinguishment of debt	141	—	—	—	—	—	—	—
Depreciation and amortization	5,924	3,380	1,548	1,360	1,112	886	789	797
Change in fair value of warrant liability	—	—	—	—	—	46	107	216
Compensation paid in stock	12,305	7,290	1,986	1,392	761	793	551	465
Income tax provision (benefit)	17	(7,869)	110	231	67	—	—	—
Acquisition related costs	—	4,060	2,005	—	—	—	—	—

Adjusted EBITDA	$7,683	$4,811	$3,403	$1,211	$564	$301	$(1,758)	$(2,473)

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $225.6 million, which consists of bank deposits and money market funds.

On December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million after deducting offering expenses of $7.6 million payable by us.

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

On March 20, 2013, we completed our follow-on public offering pursuant to which we sold an aggregate of 3,500,000 shares of our common stock, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $98.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On March 26, 2013, we sold an additional 525,000 shares of our common stock pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $14.8 million, after deducting underwriting discounts and commissions and offerings expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Prior to our follow-on public offering, our operations were financed primarily by the net proceeds of $89.4 million from our initial public offering in September 2012, and $10.0 million in proceeds from the issuance of indebtedness from a Credit Facility. We repaid in full the outstanding balance of the Credit Facility in December 2013 with the net proceeds received from issuance of the 2020 Notes.

We have incurred cumulative losses of $64.9 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Credit Facility

In September 2011, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, providing for a secured term loan facility, or the Credit Facility, in an aggregate principal amount of up to $20.0 million to be used for general business purposes. The indebtedness we incurred under this agreement was secured by substantially all of our assets. This agreement contained customary affirmative and negative covenants, including covenants that limited or restricted our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate, and make acquisitions. On December 17, 2013 we repaid the outstanding $7.2 million of this Credit Facility including accrued interest with the proceeds of the 2020 Notes, and terminated the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by (used in) operating activities	$(1,372)	$4,153	$1,132
Cash provided by (used in) investing activities	(175,143)	(1,970)	(6,638)
Cash provided by financing activities	302,095	90,793	8,152

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2013 was $1.4 million. The primary component of our cash flows during the year ended December 31, 2013 was our net loss of $17.8 million. The cash flows from our net loss were increased by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $12.2 million for depreciation and amortization of our property and equipment, $23.0 million for compensation paid in stock, and $7.9 million for release of valuation allowance related to the Market Leader acquisition. We also recognized changes in operating assets and liabilities which used $11.6 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $6.5 million increase in prepaid expenses and other current assets and a $6.7 million decrease in accounts payable. Changes in our operating assets and liabilities were also affected by an increase in deferred rent of $4.9 million primarily due to the acquisition of Market Leader and their lease in Bellevue, Washington; an increase in accounts receivable of $5.0 million due to timing of collections; an increase in accrued liabilities of $3.3 million primarily due to the overall growth in our business during the year; and a decrease in deferred revenue of $3.3 million primarily due to our revenue growth but also due to the timing of collections.

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

Cash Flows from Investing Activities

Cash used in investing activities of $175.1 million for the year ended December 31, 2013 was primarily related to the acquisition of Market Leader for $160.8 million, net of cash acquired of $9.7 million. We used $16.6 million to purchases property and equipment for our offices in San Francisco, New York, and Bellevue due to expansion of our offices and increases in headcount.

Cash used in investing activities for the year ended December 31, 2012 was primarily related to the maturity of short-term investments in the amount of $4.3 million, which was more than offset by the acquisition of property and equipment in the amount of $5.5 million.

Historically, cash used in investing activities was primarily related to the acquisition of property and equipment and patents, which amounted to $4.8 million for the year ended December 31, 2011. Cash used in investing activities was also attributable to the increases in our restricted cash and deposit balance of $2.2 million in the year ended December 31, 2011.

Cash Flows from Financing Activities

Cash flows from financing activities for the year ended December 31, 2013 of $302.1 million were primarily comprised of net proceeds of $223.1 million from the issuance of our 2020 Notes in December 2013, net proceeds of $113.0 million from our follow-on public offering in March 2013, and $7.0 million proceeds from exercise of stock options. These inflows were partially offset by a $30.0 million payment to repurchase our outstanding shares and $10.0 million of repayments on our long-term debt.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$—	$—	$—	$230,000	$230,000
Interest on long-term debt (1)	6,325	12,650	12,650	12,650	44,275
Operating leases (2)	3,186	6,309	5,236	7,684	22,415

Total contractual obligations	$9,511	$18,959	$17,886	$250,334	$296,690

(1)	The 2020 Notes carry a 2.75% stated interest rate.

(2)	Operating leases include total future minimum rent payments under noncancelable operating lease agreements.

We had unrecognized tax benefits in the amount of $2.3 million as of December 31, 2013 related to uncertain tax positions. However, there is uncertainty regarding when these liabilities will require settlement so these amounts were not included in the contractual obligations table above.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $225.6 million as of December 31, 2013, which consists of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had the $230.0 million aggregate principal amount of the 2020 Notes outstanding as of December 31, 2013, due on December 15, 2020. The 2020 Notes carry an interest of 2.75% per year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trulia, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Trulia, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in Part IV, Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trulia, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2014

TRULIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,597	$100,017
Accounts receivable, net of allowance for doubtful accounts of $411 and $142 as of December 31, 2013 and 2012, respectively	11,697	6,095
Prepaid expenses and other current assets	12,272	1,413

Total current assets	249,566	107,525
Restricted cash	1,589	385
Property and equipment, net	22,289	7,069
Intangible assets	117,888	445
Goodwill	255,904	2,155
Other assets	8,173	1,385

TOTAL ASSETS	$655,409	$118,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,018	$525
Accrued liabilities	11,261	2,916
Accrued compensation and benefits	10,863	4,500
Deferred revenue	10,002	13,296
Deferred rent, current portion	1,035	444
Capital lease liability, current portion	51	217
Long-term debt, current portion	—	2,665
Other current liabilities	—	330

Total current liabilities	36,230	24,893
Deferred rent, net of current portion	4,751	407
Capital lease liability, net of current portion	84	16
Long-term debt, net of current portion	230,000	7,094
Other long-term liabilities	3,268	20

Total liabilities	274,333	32,430

Commitments and contingencies (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of December 31, 2013 and 2012; no shares issued or outstanding as of December 31, 2013 and 2012	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of December 31, 2013 and 2012; 37,668,476 and 27,552,818 shares issued as of December 31, 2013 and 2012, respectively; 36,582,572 and 27,552,818 shares outstanding as of December 31, 2013 and 2012, respectively;	—	—
Treasury stock at $27.65, 1,085,904 and 0 shares at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	445,960	133,659
Accumulated deficit	(64,884)	(47,125)

Total stockholders’ equity	381,076	86,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$655,409	$118,964

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$143,728	$68,085	$38,518
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	23,122	9,999	5,795
Technology and development	34,612	20,199	14,650
Sales and marketing	71,370	33,747	17,717
General and administrative	32,702	13,659	6,123
Acquisition related costs	6,065	—	—

Total cost and operating expenses	167,871	77,604	44,285
Loss from operations	(24,143)	(9,519)	(5,767)
Interest income	121	50	17
Interest expense	(1,107)	(1,016)	(389)
Change in fair value of warrant liability	—	(369)	(16)
Loss on debt extinguishment	(141)	—	—

Loss before provision for income taxes	(25,270)	(10,854)	(6,155)
Income tax (provision) benefit	7,511	(67)	—

Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.87)	$(0.92)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,129,572	12,538,769	6,657,045

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2010	14,161,444	$—	6,619,391	$—	—	$—	$37,191	$(30,049)	$7,142
Issuance of common stock warrants in exchange for services	—	—	—	—	—	—	93	—	93
Exercise of common stock options	—	—	287,766	—	—	—	408	—	408
Exercise of common stock warrants	—	—	12,735	—	—	—	45	—	45
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	—	—	1,506	—	1,506
Net loss and total comprehensive loss	—	—	—	—	—		—	(6,155)	(6,155)

Balance—December 31, 2011	14,161,444	—	6,919,892	—	—	—	39,243	(36,204)	3,039
Issuance of common stock in connection with initial public offering net of offering costs	—	—	5,900,000			—	89,447	—	89,447
Conversion of convertible preferred stock to common stock in connection with initial public offering	(14,161,444)	—	14,161,444	—	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	—	—	666	—	666
Exercise of common stock options	—	—	541,445	—	—	—	1,681	—	1,681
Exercise of common stock warrant	—	—	33,380	—	—	—	—	—	—
Shares returned from escrow related to acquisition of Movity, Inc.	—	—	(3,343)	—	—	—	(14)	—	(14)
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	—	—	2,636	—	2,636
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(10,921)	(10,921)

Balance—December 31, 2012	—	—	27,552,818	—	—	—	133,659	(47,125)	86,534
Issuance of common stock in connection with secondary public offering net of offering costs	—	—	3,500,000	—	—	—	98,144		98,144
Issuance of additional shares of common stock in connection with secondary offering	—	—	525,000	—	—	—	14,878		14,878
Issuance of common stock as consideration for Market Leader			4,412,489	—	—	—	189,296		189,296
Assumption of stock-based awards in connection with the acquisition of Market Leader			—	—	—	—	12,871		12,871
Exercise of common stock options			1,484,251	—	—	—	7,003		7,003
Non-cash exercise of stock appreciation rights			32,169	—	—	—	—		—
Vesting of restricted stock units	—	—	151,164	—	—	—	—		—
Value and shares of equity awards withheld for tax liability and award exercises	—	—	(28,620)	—	—	—	(783)		(783)
Non-cash exercise of common stock warrants	—	—	56,054	—	—	—	—		—
Warrants withheld for exercises	—	—	(16,849)	—	—	—	—		—
Shares repurchases	—	—	—	—	(1,085,904)	—	(30,032)		(30,032)
Stock-based compensation expense related to options granted to employees	—	—	—	—	—	—	20,924		20,924
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(17,759)	(17,759)

Balance—December 31, 2013	—	$—	37,668,476	$—	(1,085,904)	$—	$445,960	$(64,884)	$381,076

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,759)	$(10,921)	$(6,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,211	3,585	2,496
Compensation paid in stock	22,973	2,570	1,484
Provision for doubtful accounts	351	95	176
Loss on disposal of fixed assets	45	—	—
Release of valuation allowance	(7,923)	—	—
Issuance of common stock warrants in exchange for services	—	—	93
Change in fair value of warrant liability	—	369	16
Amortization of debt discount	106	167	38
Amortization of debt issue cost	83	30	10
Amortization of underwriter’s fee	34	—	—
Loss on extinguishment of debt	141	—	—
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(5,005)	(2,475)	(1,427)
Prepaid expenses and other current assets	(6,467)	(889)	(286)
Other assets	—	(13)	(168)
Accounts payable	(6,698)	(864)	336
Accrued liabilities	3,309	1,811	100
Accrued compensation and benefits	1,586	2,458	666
Deferred rent	4,935	(174)	651
Deferred revenue	(3,294)	8,469	3,017
Other long-term liabilities	—	(65)	85

Net cash provided by (used in) operating activities	(1,372)	4,153	1,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and deposits	(1,500)	(764)	(2,200)
Decrease in restricted cash and deposits	709	—	4,645
Reclass from restricted cash to short-term investments	—	—	(4,300)
Maturities of short-term investments	2,999	4,300	—
Purchases of property and equipment	(16,572)	(5,506)	(4,783)
Disposals of property and equipment	34	—	—
Acquisition, net of cash acquired of $9.7 million in 2013 and $0 in 2012	(160,813)	—	—

Net cash used in investing activities	(175,143)	(1,970)	(6,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	93,279	—
Proceeds from follow-on public offering, net of underwriting discounts	114,056	—	—
Payments of costs related to public offerings	(1,034)	(3,832)	—
Proceeds from long-term debt	230,000	—	12,035
Repayment of notes payable	—	—	(110)
Repayments on long-term debt	(10,006)	—	(4,045)
Payment of debt issuance costs	(6,910)	—	—
Value of equity awards withheld for tax liability	(782)	—	—
Repayments on capital lease liability	(200)	(334)	(181)
Proceeds from exercise of stock options	7,003	1,680	408
Proceeds from exercise of common stock warrants	—	—	45
Shares repurchased	(30,032)	—	—

Net cash provided by financing activities	302,095	90,793	8,152

NET INCREASE IN CASH AND CASH EQUIVALENTS	125,580	92,976	2,646
CASH AND CASH EQUIVALENTS—Beginning of period	100,017	7,041	4,395

CASH AND CASH EQUIVALENTS—End of period	$225,597	$100,017	$7,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$696	$791	$263

Cash paid for income taxes	$418	$4	$10

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized in product development costs	$685	$66	$22

Conversion of preferred stock warrants to common stock warrants	$—	$666	$—

Purchase of equipment under capital leases	$105	$119	$439

Net change related to purchase of equipment in accounts payable and accrued liabilities	$3,325	$54	$(584)

Purchases of equipment with accounts payable and accrued liabilities at period end	$3,964	$226	$—

Release of valuation allowance	$7,923	$—	$—

Other compensation to be paid in stock	$2,524	$—	$—

Issuance of preferred stock warrants in connection with debt financing	$—	$—	$281

Common stock issued and stock awards assumed in connection with Market Leader acquisition	5,340,271	—	—

Common stock warrants exercised in a net settlement transaction	56,054	—	—

Stock appreciation rights exercised in a net settlement transaction	32,169	—	—

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Notes to Financial Statements

1.    Organization and Description of Business

We were incorporated on June 1, 2005 in the state of Delaware as Realwide, Inc. On September 22, 2005, we changed our name to Trulia, Inc.

Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract new clients. We also offer a comprehensive suite of free and subscription products that provide real estate professionals with access to transaction-ready consumers and help them grow and manage their online presence.

Initial Public Offering

In September 2012, we completed an initial public offering (“IPO”) in which we sold 5,900,000 shares of our common stock, which included 900,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $17.00 per share. In addition, another 1,000,000 shares were sold by certain selling stockholders. We received net proceeds of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from sales of our shares in the IPO. We did not receive any proceeds from sales by the selling stockholders. Immediately prior to the completion of the IPO, all shares of the then-outstanding convertible preferred stock automatically converted into an aggregate of 14,161,444 shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase up to 120,961 shares of common stock.

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

Acquisition of Market Leader, Inc.

In August 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. (“Market Leader”) for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of our common stock, for a total purchase consideration of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Merger Agreement. We have included Market Leader’s results of operations prospectively after August 20, 2013, the date of acquisition. Further detail on this business combination is presented in Note 5 of these consolidated financial statements.

Convertible Senior Notes

On December 17, 2013, we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes, due in 2020 (the “2020 Notes”), which included a $30 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the notes may convert all or portion all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The notes are convertible at an initial conversion rate of $27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events. Further detail on these 2020 Notes is presented in Note 7 of these consolidated financial statements.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the operations of Trulia and our wholly owned subsidiary Market Leader, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires that we make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; useful lives of property and equipment and intangible assets; recoverability of long-lived assets, intangible assets with definite lives and goodwill; determination of fair value of our common stock, stock options and preferred and common stock warrants; income tax uncertainties, including a valuation allowance for deferred tax assets; accounting for business combinations; and contingencies. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassification

Certain amounts in the balance sheet and accompanying footnotes for the year ended December 31, 2012 have been reclassified to be consistent with the current year presentation. Net intangible assets of $445,000 as of December 31, 2012 have been reclassified out of other assets into an intangible assets line item in the balance sheet. Additionally, $226,000 of accrued liabilities related to purchases of property and equipment in Note 4 have been reclassified separately to conform with the current year presentation. These reclassifications have no impact on our financial condition, results of operations, or cash flows.

Concentrations of Credit Risk and Credit Evaluations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. We deposit our cash and cash equivalents with major financial institutions that management believes are of high credit quality; however, at times, balances exceed federally insured limits.

Our accounts receivable are derived from customers in the United States of America and Canada. We do not require our customers to provide collateral to support accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for estimated credit losses. Actual credit losses may differ from our estimates. No customer represented 10% or more of total revenue during the years ended December 31, 2013, 2012, and 2011. One customer accounted for 13.0% and 10.4% of our gross accounts receivable as of December 31, 2013 and 2012, respectively.

Revenue Recognition

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

Multiple-Element Arrangements

We enter into arrangements with customers that include combinations of CPC media placements, CPM media placements, and subscription products.

For the year ended December 31, 2010, because we have not yet established the fair value for each element, advertising revenue was recognized ratably over the contract term.

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

TPE- When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of the products cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

BESP- When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service was sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for CPM media placements, CPC media placements, and certain subscription products, we determine BESP for these deliverables based on the following:

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

We recognize the relative fair value of the products as they are delivered assuming all other revenue recognition criteria are met.

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

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist primarily of technology and development headcount related expenses including salaries, bonuses, benefits and stock-based compensation expense, third party contractor fees and allocated overhead primarily associated with developing new technologies. Technology and development also includes amortization of capitalized costs (“product development costs”) associated with the development of our marketplace.

Product Development Costs

Product development costs include costs related to the development of our marketplace which is inclusive of costs related to the development of our delivery points, the website and mobile applications. Product development costs are accounted for as follows: all costs incurred in the preliminary project and post-implementation stages are expensed as incurred while certain costs incurred in the application development stage of a new product or projects to provide significant additional functionality to existing products are capitalized if certain criteria are met. Maintenance and enhancement costs are typically expensed as incurred. We capitalized costs associated with product development of $8.2 million, $2.5 million and $1.3 million during the years ended December 31, 2013, 2012, and 2011, respectively, and recorded related amortization expenses of $2.7 million, $1.1 million and $708,000 during the years ended December 31, 2013, 2012, and 2011, respectively. The net book value of capitalized product development costs was $7.5 million and $2.0 million as of December 31, 2013 and 2012, respectively. Such costs are amortized on a straight-line basis over the estimated useful lives of the related assets, which have been estimated to be two years. Amortization expense is included in technology and development in the statements of operations.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. Our advertising expenses were $7.7 million, $2.6 million and $459,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock units granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimates the grant date fair value of option grants, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

We account for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees are remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the statement of operations during the period the related services are rendered.

Income Taxes

We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and the tax bases of assets and liabilities using enacted tax rates that are expected to be in effect when the differences are expected to reverse. A valuation allowance is established to reduce net deferred tax assets to amounts that are more likely than not to be realized.

We account for uncertainty in tax positions recognized in the financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense.

Comprehensive Loss

During the years ended December 31, 2013, 2012, and 2011, we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Net Loss per Share Attributable to Common Stockholders

We calculate the basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Immediately prior to the completion of our IPO in September 2012, all shares of outstanding preferred stock automatically converted into 14,161,444 shares of common stock. In addition, our outstanding preferred stock warrants converted into 56,054 common stock warrants. Under the two-class method, in periods when we have net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the time of acquisition. As of December 31, 2013 and 2012, cash equivalents consisted of money market funds. All credit card and debit card transactions that process as of the last day of the fiscal year and settle within a few days in the subsequent period are also classified as cash and cash equivalents. The amounts due from third party merchant processors for these transactions classified as cash totaled $349,000 and $135,000 as of December 31, 2013 and 2012, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. Accounts receivable are recorded at invoiced amounts, net of our estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of our ability to collect on customer accounts receivable. We regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. We write-off accounts receivable against the allowance when we determine the balance is uncollectible and no longer actively pursue collection of the receivable. We recorded a provision for uncollectible accounts receivable of $351,000, $95,000 and $176,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

Restricted Cash

Restricted cash consists of certificates of deposit held as collateral at a financial institution related to a property lease in our name, and to insure the corporate credit card spending. These certificates of deposit have contractual maturities of 12 months or less. The balance of the restricted cash was $1.6 million and $385,000 as of December 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are initially recorded at cost and depreciated using a straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred. The useful lives of our property and equipment are as follows:

Computer equipment	2 to 3 years
Office equipment, furniture and fixtures	3 to 5 years
Capitalized product development costs	2 to 3 years
Network equipment	5 years
Leasehold improvements	Shorter of the lease term or estimated useful life

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

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the entity to its net book value. In calculating the implied fair value of our goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to the other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We were not required to perform the second step of the goodwill impairment test during the years ended December 31, 2013 or 2012. There was no impairment of goodwill recorded for the years ended December 31, 2013 or 2012.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset. To date, we believe that no such impairment has occurred.

Deferred Revenue

Deferred revenue consists of prepaid but unrecognized subscription revenue, advertising fees received or billed in advance of delivery and for amounts received in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when all revenue recognition criteria have been met.

Preferred Stock Warrant Liability

Our warrants to purchase convertible preferred stock were classified as liabilities and recorded in other current liabilities within the accompanying balance sheets at fair value upon issuance because these warrants contained certain anti-dilution provisions which required us to lower the exercise price of the warrants upon any future down-round financings. Therefore, the warrants were subject to remeasurement to fair value at each balance sheet date, and any change in fair value was recognized in the statements of operations. At the time of issuance, the aggregate fair value of these warrants were determined using a Monte Carlo model. We adjusted the liability quarterly for changes in fair value using a Monte Carlo model until the completion of the IPO in September 2012. Upon conversion of the underlying preferred stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital.

Segment Information

We have one reportable segment. Our reportable segment has been identified based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision maker and reviews financial and operational information on an entity-wide basis.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We adopted this guidance on January 1, 2014. Adoption of this guidance has no impact on our financial position, results of operations and cash flows in the current or future periods.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income, requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This pronouncement is effective for fiscal years beginning after December 15, 2012. We adopted this standard on January 1, 2013. In the years ended December 31, 2013, 2012, and 2011 we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

The carrying values of our financial instruments, including cash equivalents, accounts receivable, accounts payable and restricted cash approximated their fair values. The estimated fair value and carrying value of our convertible notes as of December 31, 2013 were $252.0 million and $230.0 million respectively. We determined the estimated fair value of the convertible notes through use of option pricing and discounted cash flow models. The fair value is classified as Level III due to the use of significant unobservable inputs such as estimated long-term volatility of our common stock and credit risk premium. Long-term debt as of December 31, 2012 was stated at the carrying value as the stated interest rate approximated market rates available to us at that time.

Fair Value Measurements on a recurrent basis (in thousands):

	As of December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	1,589	—	—	1,589

Total financial assets	$8,272	$—	$—	$8,272

	As of December 31, 2012
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,681	$—	$—	$6,681
Restricted cash	385	—	—	385

Total financial assets	$7,066	$—	$—	$7,066

None of the cash equivalents or the restricted cash held by us had unrealized losses and there were no realized losses for the years ended December 31, 2013 and 2012. There were no other-than-temporary impairments for these instruments as of December 31, 2013 or 2012. As of December 31, 2013, the contractual maturity of all certificates of deposit were from less than one year to three years.

Prior to September 2012, we carried a Level III liability related to a preferred stock warrant that was remeasured in August 2012 before our initial public offering in September 2012 and reclassified as additional paid-in capital. The fair value was measured using a Monte Carlo model and inputs used to determine the estimated fair value of the warrant liability in August 2012 included the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, the risk-free interest rates, the expected dividends, and the expected volatility of the underlying stock.

Upon completion of our IPO in September 2012 the preferred stock warrants had converted into common stock warrants and were no longer carried as a liability recorded at fair value at December 31, 2012. The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Fair value—beginning of period	$—	$297
Issuance of preferred stock warrants	—	—
Change in fair value of Level III financial liabilities	—	369
Reclassification of warrant liability to stockholders’ equity	—	(666)

Fair value—end of period	$—	$—

The gains and losses from remeasurement of this Level III financial liability were recorded through the change in fair value of warrant liability in the statements of operations.

4.    Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2013	2012
Computer equipment	$7,275	$6,078
Capitalized product development costs	9,934	3,230
Furniture and fixtures	3,276	974
Leasehold improvements	8,985	2,314
Software	183	11
Equipment not yet in service	3,868	614

Total property and equipment, gross	33,521	13,221
Less: accumulated depreciation and amortization	(11,232)	(6,152)

Total property and equipment, net	$22,289	$7,069

As of December 31, 2013 and 2012, property and equipment under capital lease, included within the computer equipment balance above, amounted to $261,000 and $865,000, respectively, with accumulated depreciation of $87,000 and $492,000, respectively. Depreciation expense during the years ended December 31, 2013, 2012, and 2011 was $6.4 million, $3.6 million and $2.5 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2013	2012
Legal and professional fees	$2,253	$751
Marketing and advertising expenses	1,326	304
Interest	246	102
Sales taxes	2,355	446
Payroll taxes	651	234
Acquisition of property and equipment	3,084	226
Other	1,346	853

Total accrued liabilities	$11,261	$2,916

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of December 31,
	2013	2012
Bonus	$3,645	$349
Payroll and related expenses	3,191	1,978
Commissions	2,166	1,282
Vacation	1,861	891

Total accrued compensation and benefits	$10,863	$4,500

5.    Acquisition of Market Leader

Market Leader

During the third quarter of fiscal year 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase price of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Merger Agreement. We have included Market Leader’s results of operations prospectively after August 20, 2013, the date of acquisition.

The acquisition adds additional products and services to our offerings for real estate professionals. With these additional products, we now offer products and services that encompass the entire real estate agent workflow—from generating and capturing initial leads through nurturing those leads into clients and real estate transactions. The acquisition has also added new customers, technology assets and intellectual property assets.

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

The total purchase price has been allocated to the preliminary net tangible and intangible assets based on their preliminary fair values as of August 20, 2013 as set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complementary products and largely non-overlapping customer bases. Goodwill is not deductible for income tax purposes. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period. Our preliminary purchase price allocation is as follows (in thousands):

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

Enterprise relationships consist of contracts with national real estate franchisors that serve as channels for selling Market Leader products and services to real estate agents. Premium users consist of real estate professionals and brokerages that purchase enhanced versions of Market Leader’s products and services. Existing technology consists of software products and supporting technology infrastructure developed by Market Leader. Trade names includes the several registered trademarks, logos and domain names owned by Market Leader, including Market Leader, House Values and Sharper Agent. MLS data feeds means the contractual rights to display for sale home listings from hundreds of multiple listing services in the United States.

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

Acquisition-related costs incurred, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related costs of $6.1 million for the year ended December 31, 2013 are included as a separate line item in our combined statement of operations.

The following pro forma condensed combined financial information gives effect to the acquisition of Market Leader as if it was consummated on January 1, 2012 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. Direct and incremental transaction costs are excluded from the annual period ended December 31, 2013 pro forma condensed combined financial information presented below, and included in the annual period ended December 31, 2012 pro forma condensed combined financial information presented below. The tax benefit of $6.7 million that resulted from the acquisition is recorded in the annual period ended December 31, 2012 pro-forma period. The pro forma condensed combined financial information is presented for informational purposes only. The pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2012 and should not be taken as representative of future results of operations of the combined company. The following table presents the unaudited pro forma condensed combined financial information (in thousands, except per share amounts). Market Leader’s portion of the revenue and net loss in the period from the acquisition and through December 31, 2013 were $21.2 million and $9.3 million, respectively.

	Years Ended December 31,
	2013	2012
Revenue	$178,151	$113.073
Net loss attributable to common shareholders	$(33,056)	$(49,461)
Net loss per share attributable to common shareholders—basic and diluted net loss attributable to common shareholders	$(0.92)	$(2.92)

6.    Goodwill and Intangible Assets

Goodwill

The following table presents the change in goodwill from December 31, 2012 through December 31, 2013 (in thousands):

Balance as of December 31, 2012	$2,155
Goodwill recorded in connection with the acquisition of Market Leader	253,749

Balance as of December 31, 2013	$255,904

Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complimentary products and largely non-overlapping customer bases. Goodwill is not deductible for tax purposes.

Intangible Assets

The following table presents the detail of intangible assets subject to amortization (in thousands):

	Year Ended December 31, 2013
	Cost	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(1,052)	$27,948
Premium users	15,200	(1,103)	14,097
Existing technology	32,300	(1,675)	30,625
Trade names	42,900	(1,557)	41,343
Home/MLS data feeds	3,700	(134)	3,566
Other	701	(392)	309

Total	$123,801	$5,913	$117,888

	Year Ended December 31, 2012
	Cost	Accumulated Amortization	Net
Patent	$591	$146	$445

Total	$591	$146	$445

Amortization expense recorded for intangible assets for the years ended December 31, 2013 and 2012 was $5.8 million and $111,000, respectively.

Future amortization expense is expected to be as follows over each of the next five years (in thousands):

Total
2014	$15,525
2015	15,214
2016	15,214
2017	15,214
2018	14,111
Thereafter	42,610

Total	$117,888

7.    Debt

Credit Facility

In September 2011, we entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. Under the Credit Facility, the first tranche of $5.0 million was drawn down in full in September 2011 and was used to repay our outstanding debt at the time. The second tranche of $5.0 million was also drawn down in full in September 2011. The Credit Facility carried an interest rate equal to the greater of the prime rate plus 2.75% or 6% for the first tranche, and a rate equal to the greater of the prime rate plus 5.5% or 8.75% for the second and third tranches. The loan facility was subject to interest-only payments through September 2012, which was repayable in 30 equal monthly installments of principal and interest after the interest-only period, and had a maturity date of March 2015. However, during the six months ended June 30, 2012, we achieved certain financial milestones under the Credit Facility which provided for the extension of: a) the drawdown period from August 2012 to December 2012, b) the beginning of the interest-only period from September 2012 to March 2013, and c) the maturity date from March 2015 to September 2015. On December 31, 2012, the drawdown period for the remaining $10.0 million expired.

In conjunction with the Credit Facility, we issued warrants to purchase up to 120,961 shares our stock as follows: (1) shares of Series D convertible preferred stock with an exercise price equal to $8.4738 per share or (2) shares of the next round of preferred stock financing at the per share price for such shares upon drawdown of the entire loan amount. Of this amount, warrants to purchase 56,054 shares of Series D convertible preferred stock became exercisable upon the drawdown of the first and second tranches and have an exercise price of $8.4738 per share. At the time of issuance, the aggregate fair value of these warrants was $281,000. We also paid a net facility charge of $165,000 upon drawdown of the first tranche of the loan. The fair value of warrants and net facility charge were recorded as debt discount to be amortized as interest expense over the contractual term of the loan agreement using the effective interest rate method. As a result of the debt discount, the effective interest rate for the Credit Facility differed from the contractual rate. During the years ended December 31, 2013 and 2012, we recognized interest expense related to amortization and write off of the remaining debt discount in the amount of $241,000 and $167,000, respectively. The warrants were net exercised in February 2013 and were no longer outstanding as of December 31, 2013.

On December 17, 2013 when the outstanding balance of the Credit Facility was $7.2 million, we repaid the Credit Facility with the proceeds from the convertible senior notes discussed below. We recorded a loss on debt extinguishment of $141,000.

Convertible Senior Notes

On December 17, 2013, we issued $230.0 million aggregate principal amount of the 2020 Notes, which included $30 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million after deducting offering expenses payable by us. The effective interest rate on the 2020 Notes is not materially different from the stated interest rate of 2.75%.

We will pay 2.75% interest per annum on the outstanding principal amount of the 2020 Notes semi-annually on June 15 and December 15 of each year beginning on June 15, 2014. Interest began to accrue on December 17, 2013. The 2020 Notes are unsecured senior obligations of Trulia. These 2020 Notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), and the 2020 Notes and the shares of our common stock issuable upon conversion of the 2020 Notes have not been registered under the Securities Act.

We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are convertible at an initial conversion rate of $27.8303 shares of our common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $35.93 per share of our common stock. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The holders of the 2020 Notes will have the ability to require us to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase price. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the notes, including, among other events, our failure to file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended, within 180 days after the time such report was required to be filed. There are no financial covenants to these 2020 Notes.

The conversion option of the 2020 Notes has no cash settlement provisions. Total issuance costs for the 2020 Notes were $7.6 million. We use the effective interest method to amortize the debt issuance costs. We believe that the conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

As of December 31, 2013, the future principal payments on the 2020 Notes are as follows (in thousands):

Year Ending December 31:	Amounts
2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	230,000

Total noncurrent portion	$230,000

We recognized interest expense and amortization of debt issue costs related to the 2020 Notes in the period from December 17, 2013 through December 31, 2013 of $246,000 and $38,000, respectively.

8.    Commitments and Contingencies

Operating Leases

We lease our corporate offices under noncancelable operating leases in San Francisco, Bellevue, Denver and New York that range from one to seven years in term. Rent expense from the facility leases is recognized on a straight-line basis over the lease term and was $3.6 million, $1.6 million, and $1.1 million during the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, our minimum payments under the noncancelable operating leases are as follows (in thousands):

Year Ending December 31:	Operating Lease
2014	3,186
2015	3,768
2016	2,540
2017	2,581
2018	2,656
Thereafter	7,684

Total minimum lease payments	$22,415

Contingencies

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, purported class action law suits contesting the merger were filed and then consolidated under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”). On July 15, 2013, a superseding Consolidated Class Action Complaint (“Consolidated Complaint”), was filed, alleging that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The Consolidated Complaint also alleges that the defendants, including us and Mariner Acquisition Corp., our wholly owned subsidiary, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleges that Market Leader, Trulia and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint seeks an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. On August 5, 2013, the parties entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations against Market Leader and the other defendants. The settlement, which is subject to court approval, provides for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint. Lead Counsel for the consolidated action intends to apply to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader has agreed not to oppose the application for an award of fees and reimbursement of costs up to $350,000. On December 23, 2013, the Court entered an order preliminarily approving the settlement. A final settlement approval hearing is scheduled for March 7, 2014.

Zillow Litigation

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against us alleging patent infringement. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We believe we have meritorious defenses and we intend to vigorously defend the claims against us. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). The PTO has not yet ruled on the petition. Also, on September 12, 2013, we filed a motion to stay pending the review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed pending the conclusion of the covered business method patent review by the PTO. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. We did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of December 31, 2013 and 2012.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of its directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of December 31, 2013 and December 31, 2012

9.    Stockholders’ Equity

Shares repurchases

In December 2013, we used $30.0 million of the net proceeds received from the issuance of the 2020 Notes to repurchase 1,085,383 shares of our common stock from purchasers of the 2020 Notes in privately negotiated transactions effected through J.P. Morgan Securities LLC or its affiliate as our agent. The purchase price per share of the common stock repurchased in this transactions was equal the closing price per share of our common stock on December 11, 2013, which was $27.64. We also repurchased nominal other amounts of shares of our common stock in the open market at their effective market prices at the time of purchase. All shares repurchases were accounted for at cost.

Reverse Stock Split

In September 2012, our board of directors and stockholders approved an amendment to our amended and restated certificate of incorporation as in effect prior to the completion of the IPO. The amendment provided for, among other things, a 1-for-3 reverse stock split of our outstanding common stock and outstanding convertible preferred stock (collectively, “capital stock”), which became effective on September 6, 2012. Accordingly, (i) every three shares of capital stock were combined into one share of capital stock, (ii) the number of shares of capital stock into which each outstanding option or warrant to purchase capital stock is exercisable, as the case may be, were proportionately decreased on a 1-for-3 basis, and (iii) the exercise price for each such outstanding option or warrant to purchase capital stock was proportionately increased on a 1-for-3 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-3 reverse stock split

Common Stock

As of December 31, 2013 and December 31, 2012, we had reserved shares of common stock for issuance as follows:

	As of December 31, 2013	As of December 31, 2012
Stock options and awards issued and outstanding	6,452,832	3,608,326
Stock options and awards available for grant under 2012 Plan	1,976,815	2,127,279
Stock options and awards available for grant under the 2004 Plan	82,784	—
Common stock warrants	—	56,054

Total	8,512,431	5,791,659

The common stock warrants were net exercised in February 2013 at an exercise price of $8.47 per share for an aggregate of 39,025 shares of common stock.

Preferred Stock

Under our amended and restated certificate of incorporation registered in September 2012, we were authorized to issue 20,000,000 shares of preferred stock at $0.00001 par value per share. The preferred stock may be issued from time to time in one or more series pursuant to a resolution or resolutions duly adopted by the board of directors. Our board of directors is authorized to determine by resolution the relevant powers of each issue of the preferred stock, such as designations, preferences, participation, dividend rights, divided rates, conversion rights, voting rights, etc. As of December 31, 2013 and December 31, 2012 no shares of preferred stock were issued or outstanding.

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

2012 Equity Incentive Plan

Effective September 19, 2012, our board of directors adopted, and our stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Upon adoption of the 2012 Plan, a total of 2,370,000 shares of common stock were reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year by the lesser of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by our board of directors. On January 1, 2014 and 2013 the shares available for grant under the 2012 Plan were automatically increased by 1,463,303 and 1,102,112 shares, respectively. On June 5, 2013, the stockholders approved a 2,000,000 share increase to the 2012 Plan. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The restricted stock units are granted for zero purchase price.

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

As of the date we assumed the 2004 Plan, a total of 283,522 shares of common stock were reserved for issuance. The shares available were increased on January 1, 2014 by 202,770 shares under the automatic annual increase provisions of this plan.

We did not assume Market Leader’s 1999 Stock Incentive Plan (the “1999 Plan”), however, pursuant to the Merger Agreement we have assumed all outstanding shares of restricted stock, all outstanding stock appreciation rights and all outstanding options issued under 1999 Plan. These equity awards will continue to be outstanding and will be governed by the provisions of the 1999 Plan.

Total shares of common stock available for grant under our 2012 Plan and 2004 Plan were 2,059,599 and 2,127,279 as of December 31, 2013 and December 31, 2012, respectively.

Stock Option Activity

Stock option activity for the year ended December 31, 2013 under the 2005 Plan, 2012 Plan, 1999 Plan and 2004 Plan (for the period from August 21, 2013 through December 31, 2013) was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2012	3,570,566	$6.45	7.56	$35,415
Assumed in acquisition	643,237	15.27
Granted	652,711	32.27
Canceled	(293,814)	13.41
Exercised	(1,484,251)	4.74

Balance—December 31, 2013	3,088,449	$13.90	7.42	$68,131

Options exercisable—December 31, 2013	1,497,372	$9.23	6.30	$39,927

Options vested and expected to vest—December 31, 2013	3,007,257	$10.79	7.38	$67,010

The options exercisable as of December 31, 2013 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the year ended December 31, 2013, 2012, and 2011 was $15.24, $6.77, and $2.28, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $45.9 million, $5.3 million, and $902,000 for the year ended December 31, 2013, 2012, and 2011, respectively. The total estimated grant date fair value of employee options vested during the year ended December 31, 2013 and 2012 was $6.4 million and $4.6 million, respectively. As of December 31, 2013 total unrecognized compensation cost related to non-vested stock options granted to employees was $16.0 million, net of estimated forfeitures of $1.5 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.38 years.

Restricted Stock Units Activity

Restricted stock units activity for the year ended December 31, 2013 under the 2005 Plan, 2012 Plan, 1999 Plan and 2004 Plan (for the period from August 21, 2013 through December 31, 2013) was as follows:

	RSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2012	37,760	$16.41	2.16	$613
Assumed in acquisition	124,832	42.90
Granted	1,748,081	34.67
Canceled	(98,920)	28.97
Released	(151,164)	33.94

Unvested—December 31, 2013	1,660,589	$35.28	1.94	$58,569

Restricted stock units expected to vest—December 31, 2013	1,509,246	$35.15	2.23	$53,231

As of December 31, 2013, total unrecognized compensation cost related to the unvested RSUs granted to employees was $46.5 million, net of estimated forfeitures of $3.4 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.02 years.

In the year ended December 31, 2013 we granted 2,105,000 stock unit awards in connection to the Market Leader acquisition, of which 1,576,250 were performance based awards and 528,750 were time based awards. The performance based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 above, achievement of certain performance metrics, including comparative market-based returns, and the employees continued service relationship with us. The time based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 above and the employees continued service relationship with us. On August 20, 2013 the first contingency was resolved when we closed the acquisition of Market Leader. Hence, the time-based awards are classified as restricted stock units and are included in the RSU table above. The performance-based awards are summarized in the table below.

	PSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2012	—	$—	—	$—
Granted	1,576,250	22.84
Canceled	—
Released	—

Unvested—December 31, 2013	1,576,250	$22.84	3.0	$55,594

Restricted stock units expected to vest—December 31, 2013	1,408,793	$22.45	3.0	$49,688

We estimated the fair value of the performance based awards with market-based conditions using a Monte Carlo simulation model. Total compensation cost recorded related to performance-based awards in the year ended December 31, 2013 was $4.4 million.

As of December 31, 2013, total unrecognized compensation cost related to the unvested PSUs granted to employees was $27.2 million, net of estimated forfeitures of $4.1 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3 years.

Stock Appreciation Rights Activity

We measure the fair value of stock appreciation rights similar to stock options. Additionally, we classify stock appreciation rights that can be settled in cash as a liability and remeasure it at fair value at the end of each reporting period. Any changes in fair value as a result of this remeasurement are recorded as cumulative compensation cost. Compensation expense related to stock appreciation rights is recognized over the vesting period using the straight-line method reduced for estimated forfeitures. We recognized $618,000 and $0 of expense for the year ended December 31, 2013 and 2012, respectively, related to these stock appreciation rights. Stock appreciation rights activity is summarized in the following table:

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2012	—	$—	—	$—
Assumed in acquisition	159,713	31.93	3.30	5,684
Granted	—	—
Canceled	—	—
Exercised	(32,169)	9.90

Balance—December 31, 2013	127,544	$11.83	3.08	$2.990

Exercisable—December 31, 2013	26,788	$11.01	3.01	$2,990

Vested and expected to vest—December 31, 2013	117,419	$11.76	3.08	$2,760

No stock appreciation rights were granted in the year ended December 31, 2013.

The aggregate intrinsic value of stock appreciation rights exercised during the year ended December 31, 2013 was $908,000. The total estimated grant date fair value of employee stock appreciation rights vested during the year ended December 31, 2013 was $28.89. As of December 31, 2013 total unrecognized compensation cost related to non-vested stock options granted to employees was $2.7 million, net of estimated forfeitures of $713,000. These costs will be amortized on a straight-line basis over a weighted average vesting period of 1.97 years.

Determining Fair Value of Stock Based Awards

The fair value of each grant of stock option and stock appreciation right awards is determined by us using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method—We estimate the fair value of our stock option and stock appreciation right awards using the Black-Scholes option-pricing model.

Expected Term—The expected term represents the period that the stock option awards are expected to be outstanding. We estimate the expected term for our awards grants based on a study of publicly traded industry peer companies and the historical data on our employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.

Expected Volatility—The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the awards because we have limited information on the volatility of our common stock since we do not have significant trading history. When making the selections of the comparable industry peers to be used in the volatility calculation, we considered the size, operational and economic similarities to [our] principle business operations.

Fair Value of Common Stock—Prior to our IPO, the fair value of the common stock underlying the stock option awards was determined by our board of directors. Because there had been no public market for our stock, the board of directors had determined the fair value of the common stock at the time of the option grant by considering a number of objective and subjective factors including contemporaneous valuations performed by unrelated third party specialists, valuations of comparable companies, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors. After our IPO we have been using the listed stock price on the date of grant as its fair value.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

Expected Dividends—The expected dividend has been zero as we have never paid dividends and have no expectations to do so.

Forfeiture Rate—We estimate our forfeiture rates based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods.

Summary of Assumptions

The fair value of each employee stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	5.5	5.5	5.5
Expected volatility	52%	53%	55%
Risk-free interest rate	1.2%	0.9%	1.9%
Dividend rate	0%	0%	0%

The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

The fair value of performance based awards with market based condition was estimated using a Monte Carlo simulation model with the following weighted average assumptions:

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

The value of each employee stock appreciation right granted was estimated at the end of the reporting period using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31, 2013
Estimated term (in years)	1.63
Risk-free interest rate	0.32%
Expected volatility	36%
Expected dividend yield	0%

Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire the earlier of five years from the date of grant or ninety days following termination of employment.

Options granted to non-employees

During the years ended December 31, 2013, 2012, and 2011 we granted zero, zero, and 16,216 stock options to non-employees. Through June 30, 2012, no stock-based compensation expense was recognized related to the options granted during the year ended December 31, 2011 as these non-employee options have performance conditions that we determined are not probable as of June 30, 2012. Such options were subject to remeasurement using the Black-Scholes option-pricing model as the options vested. In the second half of the year ended December 31, 2012, a total of $58,000 of stock-based compensation expense was recognized related to these options. No expense was recognized in the year ended December 31, 2013.

Compensation Paid in Stock

We recorded compensation expense for the stock-based awards granted to employees and other compensation paid in stock as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation:
Cost of revenue	$644	$32	$11
Technology and development	5,659	930	482
Sales and marketing	4,880	398	183
General and administrative	9,266	1,210	808

Total stock-based compensation expense	20,449	2,570	1,484

Other compensation paid in stock:
Cost of revenue	74	—	—
Technology and development	706	—	—
Sales and marketing	783	—	—
General and administrative	961	—	—

Total compensation paid in stock	$22,973	$2,570	$1,484

We capitalized stock-based compensation of $685,000, $66,000, and $22,000 as product development costs during the years ended December 31, 2013, 2012, and 2011, respectively.

11.    Warrants

Convertible Preferred Stock Warrants

In September 2011, we entered into a $20.0 million Credit Facility discussed further in Note 7. In connection with the Credit Facility, we issued a warrant to purchase up to 120,961 shares of Series D with an exercise price of $8.4738 per share. As of December 31, 2011, only 56,054 shares were exercisable. The exercisability of the warrant would be triggered upon specified drawdowns under the Credit Facility. As of December 31, 2012 and 2011, we had drawdowns of $10.0 million from the total $20.0 million underlying the Credit Facility. If we withdrew the remaining $10.0 million, the remaining 64,907 shares would become exercisable under the warrant. As of December 31, 2012, our ability to withdraw the remaining $10.0 million expired. At the time of issuance, the aggregate fair value of the warrant in the amount of $281,000 was determined using a Monte Carlo model incorporating two scenarios, one with a future equity financing and one without. The model also used the following assumptions: expected term of 1.2 years, risk-free interest rate of 0.2%, expected volatility of 55.0% and expected dividend yield of 0%. The fair value of the warrant was recorded as a warrant liability upon issuance. As a result of our first public filing of its Form S-1 in August 2012 and in connection with the termination of the anti-dilution provisions contained in the warrant, the warrant liability was remeasured to fair value and the remaining value reclassified to additional paid-in-capital. Upon completion of our IPO in September 2012 and the related conversion of the convertible preferred stock to common stock, this warrant to purchase convertible preferred stock became a warrant to purchase common stock and the expiration date was set at September 19, 2017, which was five years from the effectiveness of our IPO.

During the years ended December 31, 2012 and 2011, we recognized a charge to earnings of $369,000 and $16,000, respectively, from remeasurement of the fair value of the warrant, which was recorded through the statements of operations.

We determined the fair value of the outstanding convertible preferred stock warrant as of August 17, 2012, the date the anti-dilution provision was no longer applicable, and December 31, 2011 with the following assumptions:

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

Expected volatility—The expected volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because we have limited information on the volatility of the preferred stock since we do not have significant trading history. When making the selections of industry peer companies to be used in the volatility calculation, we considered the size, operational and economic similarities to our principle business operations; and

Expected dividend yield—The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to do so.

Common Stock Warrants

In September 2011, in conjunction with services provided by a third party consultant, we issued a warrant to purchase 44,646 shares of common stock with an exercise price of $4.29 per share and expiration date of February 14, 2016. The fair value of the warrant in the amount of $93,000 was recorded as additional paid-in capital upon issuance and was not subject to remeasurement at each reporting period. The fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: contractual term of 4.5 years, risk-free interest rate of 0.7%, expected volatility of 55.0% and expected dividend yield of 0%. In connection with the IPO in September 2012, the warrant was exercised using the cashless exercise provision which amounted to the net issuance of 33,380 shares of common stock. As of December 31, 2012, this warrant was no longer outstanding.

12.    Net Loss per Share Attributable to Common Stockholders

The following table sets for the computation of our basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2013, 2012, and 2011 (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,129,572	12,538,769	6,657,045

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.87)	$(0.92)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	—	14,161,444
Stock options to purchase common stock	3,088,449	3,570,566	3,334,530
Restricted stock units	3,236,839	37,760	—
Stock appreciation rights	127,544	—	—
Heldback shares in connection with Movity acquisition	30,524	30,524	125,461
Preferred stock warrants	—	—	56,054
Common stock warrants	—	56,054	44,646
Convertible senior notes	6,400,969	—	—

13.    Self-Insurance

We are self-insured for a portion of our employees’ medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from an individual claim during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included in accrued compensation and benefits and was $225,000 and $0 at December 31, 2013 and 2012, respectively.

14.    Income Taxes

We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

As a result of the acquisition of Market Leader in August 2013, we recorded a tax benefit of $7.9 million as a discrete item in the third quarter. This tax benefit is a result of the partial release of our existing valuation allowance in conjunction with the acquisition since the acquired deferred tax liabilities from Market Leader will provide a source of income for us to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

The components of the provision for income taxes for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	412	67
Deferred:
Federal	(5,123)	—
State	(2,800)	—

TOTAL	$(7,511)	$67

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows (in thousands):

	As of December 31,
	2013	2012
Tax at federal statutory rate	$(8,592)	$(3,684)
Permanent items	128	499
State taxes	(499)	(609)
Net operating loss not benefitted	8,004	3,527
Acquisition related costs	1,072	—
Valuation allowance release	(7,923)	—
Stock-based compensation	299	334

Income tax expense	$(7,511)	67

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amount used for income tax purposes. Our deferred tax assets and liabilities are detailed below (in thousands):

	As of December 31,
	2013	2012
Assets:
Net operating loss carryforwards	$40,828	$16,275
Tax credit carryforwards	5,210	—
Accruals and reserves	5,082	867
Stock-based compensation	9,034	633
Fixed assets and intangibles	—	36
Other	27	1

Gross deferred tax assets	60,181	17,812
Valuation allowance	(20,995)	(17,342)

Total deferred tax assets	39,186	470

Liabilities:
Deferred Revenue	$(58)	$(117)
Prepaid expenses and other	(1,085)	(353)
Fixed assets and intangibles	(38,043)	—

Total deferred tax liabilities	(39,186)	470

Net deferred tax assets	$—	$—

During the year ended December 31, 2013, we completed an analysis of certain research expenditures attributable to the legacy Trulia business to determine whether, and to what extent, federal and state research credits could be claimed and carried forward from inception through 2013. As a result of that analysis, we claimed research and development credits of approximately $2.5 million and $2.2 million, for federal and state purposes, respectively. These credits have been presented as an increase to deferred tax assets in the table above for the year ended December 31, 2013 but have also resulted in a corresponding increase to our valuation allowance. The claim therefore had no net impact to income tax expense. In addition, we had approximately $1.1 million of state enterprise zone credits carryforwards. The federal credits will begin to expire in 2025 and the state credits can be carried forward indefinitely.

We have evaluated the available positive and negative evidence surrounding our ability to realize our deferred tax assets. In our evaluation, we determined that our recent and cumulative history of pre-tax book losses, as well as our expectation of pre-tax losses in the near future, presents overwhelming negative evidence of our ability to realize our deferred tax assets in excess of our deferred tax liabilities. Accordingly, we have established a full valuation allowance against our net deferred tax assets. Our valuation allowance was approximately $17.3 million at December 31, 2012 and was increased by approximately $3.7 million to approximately $21.0 million at December 31, 2013.

At December 31, 2013, we had approximately $147.8 million of federal net operating loss and $85.9 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2025 and 2015, respectively. Included in the above net operating loss carryforwards are $35.9 million and $25.1 million of federal and state net operating loss carryforwards, respectively, associated with a windfall tax benefit that will be recorded as additional paid in capital when realized.

Utilization of the net operating loss and tax credit carryforwards are subject to annual use limitations due to certain ownership change rules provided by the Internal Revenue Code of 1986, as amended and similar state provisions. However, we do not anticipate these limitations will significantly impact our ability to utilize our net operating losses and tax credit carryforwards.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2013	2012
Balance at the beginning of the year	$20	$475
Decreases related to prior year tax positions	—	(475)
Expiration of statute of limitations	—	—
Current year increases	2,316	20

Balance at the end of the year	2,336	20

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2013 there were no accrued interest and penalties related to uncertain tax positions. We do not have any tax positions that are expected to significantly increase or decrease within the next 12 months.

We file income tax returns in the U.S. federal and various state jurisdictions. Our tax years for 2010 and forward are subject to examination by the U.S. tax authorities, our tax years for 2009 and forward are subject to examination by various state tax authorities. However, due to the fact we had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. In addition, to the extent we are deemed to have a sufficient connection to a particular taxing jurisdiction to enable that jurisdiction to tax us but we have not filed an income tax return in that jurisdiction for the year(s) at issue, the jurisdiction would typically be able to assert a tax liability for such years without limitation on the number of years it may examine.

15.    Employee Benefit Plan

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

We currently match up to 4% of employee contributions under the Trulia 401(k) Plan. Our expense related to our benefit plan for the years ended December 31, 2013 and 2012 was $1.1 million and $685,000, respectively. The Market Leader 401(k) Plan allows for discretionary employer contributions, but no such contributions have been made.

* * * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Trulia’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 1992 Framework. Based on our assessment using those criteria, our management has concluded that, as of December 31, 2013, Trulia’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Allowance for Doubtful Accounts:
Beginning balance	$142	$80	$104
Charged to costs and expenses	351	95	176
Reductions and write-offs	(82)	(33)	(200)

Ending balance	$411	$142	$80

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

Trulia, Inc.

Date: February 28, 2014	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2014	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: February 28, 2014	/s/ ERIK BARDMAN
Erik Bardman
Director

Date: February 28, 2014	/s/ THERESIA GOUW
Theresia Gouw
Director

Date: February 28, 2014	/s/ DANIEL STEPHEN HAFNER
Daniel Stephen Hafner
Director

Date: February 28, 2014	/s/ SAMI INKINEN
Sami Inkinen
Director

Date: February 28, 2014	/s/ ROBERT MOLES
Robert Moles
Director

Date: February 28, 2014	/s/ GREGORY WALDORF
Gregory Waldorf
Director

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated May 7, 2013, by and among Trulia, Inc., Mariner Acquisition Corp., a wholly owned subsidiary of Trulia, Inc. and Market Leader, Inc.	8-K	001-35650	2.1	May 8, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-183364	3.4	August 17, 2012

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-183364	3.7	August 17, 2012

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-183364	4.1	September 19, 2012

4.2	Third Amended and Restated Investor Rights Agreement, dated May 8, 2008, by and among the Registrant and certain of its stockholders.	S-1	333-183364	4.4	August 17, 2012

4.3	Indenture between Trulia, Inc. and Wells Fargo Bank, National Association, dated as of December 17, 2013.	8-K	001-35650	4.1	December 17, 2013

4.4	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 hereto).

10.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-183364	10.1	August 17, 2012

10.2*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder.	S-1	333-183364	10.2	August 17, 2012

10.3*†	Trulia, Inc. SMT Bonus Plan.	S-1	333-183364	10.4	August 17, 2012

10.4*	Outside Director Compensation Policy	10-Q	001-35650	10.2	November 13, 2012

10.5*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Peter Flint.	S-1	333-183364	10.5	August 17, 2012

10.6*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Prashant “Sean” Aggarwal.	S-1	333-183364	10.6	August 17, 2012

10.7*	Employment Offer Letter, dated January 13, 2011, between the Registrant and Paul Levine.	S-1	333-183364	10.7	August 17, 2012

10.8*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Scott Darling.	S-1	333-183364	10.8	August 17, 2012

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.9*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Daniele Farnedi.	S-1	333-183364	10.9	August 17, 2012

10.10*	Letter Agreement, dated January 5, 2012, between the Registrant and Gregory Waldorf.	S-1	333-183364	10.10	August 17, 2012

10.11*	Letter Agreement, dated May 23, 2012, between the Registrant and Erik Bardman.	S-1	333-183364	10.11	August 17, 2012

10.12*	Transition Agreement and Release, dated March 28, 2012, between the Registrant and Sami Inkinen.	S-1	333-183364	10.12	August 17, 2012

10.13†	Platform Services Agreement, dated June 19, 2012, between the Registrant and Move Sales, Inc.	S-1/A	333-183364	10.13	September 19, 2012

10.14	Master Service Agreement, dated June 2, 2008, between the Registrant and Equinix Operating Co., Inc.	S-1	333-183364	10.14	August 17, 2012

10.15	Lease, dated May 20, 2010, between the Registrant and CWR Holdings LLC and Broad Street San Francisco LLC.	S-1	333-183364	10.15	August 17, 2012

10.16	Multi-Tenant Office Lease, dated January 24, 2011, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1	333-183364	10.16	August 17, 2012

10.17	First Amendment to Multi-Tenant Office Lease, dated August 31, 2012, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1/A	333-183364	10.17	September 19, 2012

10.18	Lease, dated October 1, 2012, between the Company and Douglas G. Moore and Maclean Properties, LLC, as amended.	10-Q	001-35650	10.1	September 30, 2012

10.19*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated.	10-Q	001-35650	10.1	August 12, 2013

10.20*	Letter Agreement, dated October 16, 2013, between the Trulia, Inc. and Steve Hafner.	8-K	001-35650	10.1	October 23, 2013

10.21	Purchase Agreement by and among Trulia, Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., dated December 11, 2013.	8-K	001-35650	10.1	December 17, 2013

10.22	Consent and Sixth Amendment, dated as of December 11, 2013, to the Loan and Security Agreement, dated as of September 15, 2011, between Trulia, Inc. and Hercules Technology Growth Capital, Inc.	8-K	001-35650	10.2	December 17, 2013

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche, LLP.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

31.1	The certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.
†	Portions of this exhibit have been omitted pursuant to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.