Form 10-Q
period 2014-03-31
TRULIA, INC.
filed 2014-05-02
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2014

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

As of April 21, 2014, 36,924,431 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,755	$225,597
Accounts receivable, net of allowance for doubtful accounts of $53 and $411 as of March 31, 2014 and December 31, 2013, respectively	11,230	11,697
Prepaid expenses and other current assets	8,190	12,272

Total current assets	240,175	249,566

Restricted cash	6,412	1,589
Property and equipment, net	25,999	22,289
Intangible assets	114,073	117,888
Goodwill	255,904	255,904
Other assets	8,430	8,173

TOTAL ASSETS	$650,993	$655,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,778	$3,018
Accrued liabilities	11,155	11,261
Accrued compensation and benefits	8,498	10,863
Deferred revenue	10,962	10,002
Deferred rent, current portion	924	1,035
Capital lease liability, current portion	28	51

Total current liabilities	33,345	36,230

Deferred rent, net of current portion	5,125	4,751
Capital lease liability, net of current portion	80	84
Long-term debt	230,000	230,000
Other long-term liabilities	3,439	3,268

TOTAL LIABILITIES	271,989	274,333

Commitments and contingencies (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of March 31, 2014 and December 31, 2013; no shares issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 38,003,181 and 37,668,476 shares issued as of March 31, 2014 and December 31, 2013, respectively; 36,917,277 and 36,582,572 shares outstanding as of March 31, 2014 and December 31, 2013, respectively;	—	—
Treasury stock at $27.65, 1,085,904 shares as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	459,039	445,960
Accumulated deficit	(80,035)	(64,884)

TOTAL STOCKHOLDERS’ EQUITY	379,004	381,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$650,993	$655,409

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$54,489	$24,002
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	10,097	3,181
Technology and development	12,625	4,897
Sales and marketing	33,144	12,293
General and administrative	11,994	5,172

Total cost and operating expenses	67,860	25,543
Loss from operations	(13,371)	(1,541)
Interest income	145	26
Interest expense	(1,827)	(236)

Loss before provision for income taxes	(15,053)	(1,751)
Provision for income taxes	(98)	(231)

Net loss attributable to common stockholders	$(15,151)	$(1,982)

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.07)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,726,178	28,427,025

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,151)	$(1,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,256	1,360
Compensation paid in stock	9,888	1,392
Provision for doubtful accounts	(221)	22
Loss on disposal of fixed assets	5	—
Amortization of debt discount	—	35
Amortization of debt issue cost	24	7
Amortization of underwriters fees	221
Changes in operating assets and liabilities:
Accounts receivable	688	(1,377)
Prepaid expenses and other current assets	4,082	(173)
Other assets	(502)	—
Accounts payable	(829)	42
Accrued liabilities	2,655	354
Accrued compensation and benefits	159	78
Deferred rent	263	18
Deferred revenue	960	1,518
Other long-term liabilities	57	—

Net cash provided by operating activities	8,555	1,294

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and deposits	(4,823)	248
Purchases of property and equipment	(8,894)	(2,423)

Net cash used in investing activities	(13,717)	(2,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the follow-on public offering, net of underwriting discounts	—	114,056
Payments of costs related to follow-on public offering	—	(65)
Repayments on capital lease liability	(27)	(87)
Proceeds from exercise of stock options	1,721	1,296
Value of equity awards withheld for tax liabilities	(1,374)	—

Net cash provided by financing activities	320	115,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,842)	114,319
CASH AND CASH EQUIVALENTS—Beginning of period	225,597	100,017

CASH AND CASH EQUIVALENTS—End of period	$220,755	$214,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$191

Cash paid for income taxes	$167	$231

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid deferred IPO/follow-on offering costs	$—	$1,024

Compensation paid in stock capitalized in product development costs	$434	$113

Net change related to purchase of equipment in accounts payable and accrued liabilities	$(3,172)	$(7)

Purchases of equipment with accounts payable and accrued liabilities at period end	$792	$256

Number of common warrants exercised in a net settlement transaction	—	56,054

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Description of Business

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

Acquisition of Market Leader, Inc.

In August 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. (“Market Leader”) for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of our common stock, for a total purchase consideration of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights, and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Merger Agreement.

Convertible Senior Notes

On December 17, 2013, we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes, due in 2020 (the “2020 Notes”), which included a $30 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events. Further detail on these 2020 Notes is presented in Note 6 of these condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2014, our results of operations and cash flows for the three months ended March 31, 2014 and 2013. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014, or for any other interim period, or for any other future year.

Principles of Consolidation

The unaudited consolidated financial statements include the operations of Trulia and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires that we make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; useful lives of property and equipment and intangible assets; recoverability of long-lived assets, intangible assets with definite lives and goodwill; income tax uncertainties, including a valuation allowance for deferred tax assets; accounting for business combinations; and contingencies. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The carrying values of our financial instruments, including cash equivalents, accounts receivable, accounts payable and restricted cash approximated their fair values. The estimated fair value and carrying value of our 2020 Notes as of March 31, 2014 was $236.8 million and $230.0 million, respectively. We determined the estimated fair value of the 2020 Notes through use of option pricing and discounted cash flow models. The fair value is classified as Level III due to the use of significant unobservable inputs such as estimated long-term volatility of our common stock and credit risk premium. The estimated fair value and carrying value of our 2020 Notes as of December 31, 2013 was $252.0 million and $230.0 million, respectively. The following table sets forth the fair value of our financial assets remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of March 31, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	6,412	—	—	6,412

Total financial assets	$13,095	$—	$—	$13,095

	As of December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	1,589	—	—	1,589

Total financial assets	$8,272	$—	$—	$8,272

None of the cash equivalents or the restricted cash held by us had unrealized losses and there were no realized losses for the three months ended March 31, 2014 and 2013. There were no other-than-temporary impairments for these instruments as of March 31, 2014 and December 31, 2013. In the three months ended March 31, 2014 our restricted cash increased by $4.8 million, of which $3.8 million was in connection with our new lease agreement in San Francisco discussed further in Note 7, and $968,000 related to the amendment of our continuing lease agreement in Denver. As of March 31, 2014, the contractual maturities of all certificates of deposit were from less than one year to three years.

Our cash equivalents include all credit card and debit card transactions that process as of the last day of each month and settle within a few days of the beginning of the subsequent month. The amounts due from third party merchant processors for these transactions that are included in our cash equivalents totaled $336,000 and $349,000 as of March 31, 2014 and December 31, 2013, respectively.

4.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Computer equipment	$7,887	$7,275
Capitalized product development costs	12,416	9,934
Furniture and fixtures	3,802	3,276
Leasehold improvements	9,852	8,985
Software	1,052	183
Equipment not yet in service	4,565	3,868

Total property and equipment	39,574	33,521
Less: accumulated depreciation and amortization	(13,575)	(11,232)

Total property and equipment, net	$25,999	$22,289

As of March 31, 2014 and December 31, 2013, property and equipment under capital lease, included within the computer equipment balance above, amounted to $131,000 and $261,000, respectively, with accumulated depreciation of $23,000 and $87,000, respectively. Depreciation expense for the three months ended March 31, 2014 and 2013 was $2.4 million and $1.4 million, respectively.

We capitalized costs associated with product development of $3.8 million and $1.6 million during the three months ended March 31, 2014 and 2013, respectively. Amortization expense for product development costs included in the technology and development expenses during the three months ended March 31, 2014 and 2013 was $1.2 million and $199,000, respectively.

5.	Intangible Assets

As noted in Note 1 above, during the third quarter of fiscal year 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. for 4,412,489 shares of our common stock and $170.5 million in cash, for a total purchase price of $372.7 million. The total purchase price was allocated to the preliminary net tangible and intangible assets based on their preliminary fair values as of August 20, 2013. The excess of the purchase price over the preliminary net tangible assets and intangibles assets was recorded as goodwill. The total value allocated to the intangible assets was $123.1 million.

The following tables present the detail of intangible assets subject to amortization (in thousands):

	Three Months Ended March 31, 2014
	Gross	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(1,777)	$27,223
Premium users	15,200	(1,863)	13,337
Existing technology	32,300	(2,828)	29,472
Trade names	42,900	(2,629)	40,271
Home/MLS data feeds	3,700	(227)	3,473
Other	785	(488)	297

Total	$123,885	$(9,812)	$114,073

	Year Ended December 31, 2013
	Gross	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(1,052)	$27,948
Premium users	15,200	(1,103)	14,097
Existing technology	32,300	(1,675)	30,625
Trade names	42,900	(1,557)	41,343
Home/MLS data feeds	3,700	(134)	3,566
Other	701	(392)	309

Total	$123,801	$(5,913)	$117,888

Amortization expense for the three months ended March 31, 2014 and 2013 was $3.9 million and $56,000, respectively.

Future amortization expense is expected to be as follows over each of the next five years (in thousands):

Total
2014 (remaining nine months)	$11,701
2015	15,222
2016	15,214
2017	15,214
2018	14,111
Thereafter	42,611

Total	$114,073

6.	Debt

As discussed in Notes 1 and 3, on December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. The estimated fair value and carrying value of the 2020 Notes as of March 31, 2014 were $236.8 million and $230.0 million, respectively.

The conversion option of the 2020 Notes has no cash settlement provisions. Total issuance costs for the convertible notes were $7.6 million. We use the effective interest method to amortize the debt issuance costs. We believe that the conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

We recognized interest expense related to the 2020 Notes in the three months ended March 31, 2014 and in the period from December 17, 2013 through December 31, 2013 of $1.8 million and $246,000, respectively. The amortization of debt issuance costs related to the 2020 Notes in the three months ended March 31, 2014 and in the period from December 17, 2013 through December 31, 2013 was $245,000 and $38,000, respectively.

7.	Commitments and Contingencies

Operating Leases

We lease our corporate offices under noncancelable operating leases in San Francisco, Bellevue, Denver, and New York that range from one to nine years in term.

On March 10, 2014, we entered into a lease agreement (“the Lease”) for 52,595 square feet of office space at 535 Mission Street in San Francisco. The term of the Lease is approximately 107 months and is scheduled to commence on November 1, 2014, or the date that the landlord substantially completes the construction of our new facility. We will also obtain the right to occupy an additional 26,682 square feet of office space commencing in October 2015. Furthermore, we have options to lease up to an aggregate of approximately 40,000 square feet of additional office space under the Lease. Future minimum lease payments under the Lease will range from $182,000 per month to $347,000 per month. Once we occupy this office space, it will become our new principal executive office and will replace 116 New Montgomery Street in San Francisco. To secure our lease obligation we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $3.8 million. This deposit is classified as restricted cash in our balance sheet as of March 31, 2014.

Rent expense from the leases of the facilities we currently occupy is recognized on a straight-line basis over the lease term. The rent expense was $1.1 million and $727,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, our minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2014 (remaining nine months)	$2,689
2015	6,201
2016	5,900
2017	6,044
2018	6,222
Thereafter	26,260

Total minimum lease payments	$53,316

Contingencies

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, purported class action law suits brought on behalf of all Market Leader shareholders contesting the merger were filed in King County Superior Court and then consolidated under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”). On July 15, 2013, a superseding Consolidated Class Action Complaint (“Consolidated Complaint”), was filed, alleging that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The Consolidated Complaint also alleged that the defendants, including us and Mariner Acquisition Corp., our wholly owned subsidiary, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleged that Market Leader, Trulia, and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint sought an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. On August 5, 2013, the parties entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations against Market Leader and the other defendants. The settlement provided for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint. Lead counsel for the consolidated action applied to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader agreed not to oppose the application for an award of fees and reimbursement of costs up to $350,000. On December 23, 2013, the court entered an order preliminarily approving the settlement, and on March 7, 2014, a final order approving the settlement was issued.

Zillow Litigation

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against us alleging patent infringement of US patent 7,970,674 (the “’764 Patent”). Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We believe we have meritorious defenses and we intend to vigorously defend the claims against us. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 12, 2013, we filed a motion to stay pending the review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. We did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of March 31, 2014 and December 31, 2013.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of March 31, 2014 and December 31, 2013.

8.	Stockholders’ Equity

Common Stock

As of March 31, 2014 and December 31, 2013, we had reserved shares of our common stock for issuance as follows:

	As of March 31, 2014	As of December 31, 2013
Stock options and awards issued and outstanding	6,687,067	6,452,832
Stock options and awards available for grant under 2012 Plan	2,885,250	1,976,815
Stock options and awards available for grant under the 2004 Plan	274,318	82,784

Total	9,846,635	8,512,431

9.	Compensation paid in stock

2005 Stock Plan

We granted options under our 2005 Stock Incentive Plan (the “2005 Plan”) until September 2012 when the 2005 Plan was terminated. Since the date of the plan termination, no more stock options or awards were issued under the plan; however, the stock options issued prior to the plan termination continue to be outstanding. Under the terms of the 2005 Plan, we had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”). The options were granted at a price per share not less than 100% of the fair market value per share at the grant date. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

2012 Equity Incentive Plan

Effective September 19, 2012, our board of directors adopted, and our stockholders approved, a 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, RSAs, RSUs, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Upon adoption of the 2012 Plan, a total of 2,370,000 shares of common stock were reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year by the lesser of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by our board of directors. On January 1, 2014 and 2013 the shares available for grant under the 2012 Plan were automatically increased by 1,463,303 and 1,102,112 shares, respectively. On June 5, 2013, the stockholders approved a 2,000,000 share increase to the 2012 Plan. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The RSUs are granted for zero purchase price.

Market Leader 2004 Equity Incentive Plan

In connection with our acquisition of Market Leader and pursuant to the Merger Agreement between us and Market Leader, we assumed Market Leader’s 2004 Equity Incentive Plan (“2004 Plan”), including all outstanding shares of restricted stock, all outstanding stock appreciation rights, all outstanding options and all shares available for future issuance under the 2004 Plan, and all of such securities became issuable for shares of our common stock. We may make equity-based awards, to the extent permissible by applicable law and NYSE rules, under the terms of the 2004 Plan to issue the reserved but unissued shares under the 2004 Plan and the shares that would otherwise be returned to the 2004 Plan due to (i) awards that lapse, expire, terminate, or are canceled prior to the issuance of shares thereunder or (ii) shares of common stock that are issued under the 2004 Plan and thereafter are forfeited to or otherwise reacquired by us.

As of the date we assumed the 2004 Plan, a total of 283,522 shares of common stock were available for issuance. The shares available were increased on January 1, 2014 by 202,770 shares under the automatic annual increase provisions of the 2004 Plan.

We did not assume House Value’s 1999 Stock Incentive Plan (the “1999 Plan”). However, pursuant to the Merger Agreement we have assumed all outstanding shares of restricted stock, all outstanding stock appreciation rights and all outstanding options issued under the 1999 Plan. These equity awards will continue to be outstanding and will be governed by the provisions of the 1999 Plan.

The total shares of common stock available for grant under our 2012 Plan and 2004 Plan were 3,159,568 and 2,059,599 as of March 31, 2014 and December 31, 2013, respectively.

Stock Option Activity

Stock option activity for the three months ended March 31, 2014 under the 2005 Plan, 2012 Plan, 1999 Plan, and 2004 Plan was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January1, 2014	3,088,449	$13.90	7.42	$68,131
Granted	131,080	32.65
Canceled	(44,601)	11.17
Exercised	(206,006)	8.17

Balance—March 31, 2014	2,968,922	$15.16	7.42	$56,428

Options exercisable—March 31, 2014	1,473,977	$9.94	6.36	$35,458

Options vested and expected to vest—March 31, 2014	2,884,299	$14.91	7.38	$55,522

The options exercisable as of March 31, 2014 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $14.87 and $12.63, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $4.9 million and $11.4 million, for the three months ended March 31, 2014 and 2013, respectively.

The total estimated grant date fair value of employee options vested during the three months ended March 31, 2014 and 2013 was $2.1 million and $756,000, respectively. As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $12.6 million, net of estimated forfeitures of $1.3 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.38 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested —January 1, 2014	1,660,589	$35.28	1.94	$58,569
Granted	597,083	30.70
Canceled	(51,856)	35.19
Released	(173,206)	31.60

Unvested—March 31, 2014	2,032,610	$27.22	1.90	$67,483

Restricted stock units expected to vest—March 31, 2014	1,798,404	$34.29	1.82	$59,707

As of March 31, 2014 total unrecognized compensation cost related to the unvested RSUs granted to employees was $51.0 million, net of estimated forfeitures of $5.7 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.02 years.

In the three months ended June 30, 2013 and September 30, 2013 we granted 2,105,000 stock unit awards in relation to the Market Leader acquisition, of which 1,576,250 were performance based awards and 528,750 were time based awards. The performance based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 above, achievement of certain performance metrics, including comparative market-based returns, and the employees’ continued service relationship with us. The time based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 above and the employees’ continued service relationship with us. On August 20, 2013 the first contingency was resolved when we closed the acquisition of Market Leader. Hence, the time-based awards were classified as restricted stock units and included in the RSU table above. The performance-based awards are summarized in the table below.

	PSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2013	1,576,250	$22.84	3.0	$55,594
Granted	—
Canceled	(15,000)
Released	—

Unvested—March 31, 2014	1,561,250	$22.89	2.76	$51,834

Restricted stock units expected to vest—March 31, 2014	1,484,567	$22.92	2.75	$49,288

We estimated the fair value of the performance based awards with market-based conditions using a Monte Carlo simulation model. Total compensation cost recorded related to performance-based awards in the three months ended March 31, 2014 was $2.8 million.

As of March 31, 2014 total unrecognized compensation cost related to the unvested performance based awards was $27.3 million, net of estimated forfeitures of $1.4 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 2.76 years.

Summary of Assumptions

The fair value of employee stock option awards was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	5.4	5.4
Expected volatility	49%	52%
Risk-free interest rate	1.7%	0.9%
Dividend rate	0%	0%

The fair value of performance based awards with market based condition was estimated using the Monte Carlo simulation model with the following weighted average assumptions:

	As of May 29, 2013	As of August 29, 2013
Stock price	$30.31	$41.67
Simulation period	2.93 years	2.68 years
Risk free rate	0.47%	0.65%
Volatility	52.6%	52.6%
Dividend yield	0%	0%
Cost of equity	12.6%	12.3%

Stock Appreciation Rights Activity

We measure the fair value of stock appreciation rights similar to stock options. Additionally, we classify stock appreciation rights that may be settled in cash as a liability and remeasure it at fair value at the end of each reporting period. Any changes in fair value as a result of this remeasurement are recorded as cumulative compensation cost. Compensation expense related to stock appreciation rights is recognized over the vesting period using the straight-line method reduced for estimated forfeitures. We recognized $114,000 as compensation expense in the three months ended March 31, 2014 related to the stock appreciation rights. Stock appreciation rights activity is summarized in the following table:

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	127,544	$11.83	3.08	$2,990
Granted	—	—
Canceled	(3,259)	—
Exercised	—	—

Balance—March 31, 2014	124,285	$11.72	2.83	$2,670

Exercisable—March 31, 2014	39,548	$11.18	2.78	$871

Vested and expected to vest—March 31, 2014	116,828	$11.66	2.82	$2,516

The aggregate intrinsic value of stock appreciation rights exercised was $1.1 million for the three months ended March 31, 2014. The total estimated grant date fair value of employee stock appreciation rights vested during the three months ended March 31, 2014 was $412,000. As of March 31, 2014 total unrecognized compensation cost related to non-vested stock appreciation rights granted to employees was $2.2 million, net of estimated forfeitures of $82,000. These costs will be amortized on a straight-line basis over a weighted average vesting period of 1.71 years.

There were no stock appreciation rights issued or outstanding in the three months ended March 31, 2013.

The value of each employee stock appreciation right was estimated at the end of the reporting period using the Black-Scholes options pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2014
Estimated term (in years)	1.41
Risk-free interest rate	0.29%
Expected volatility	35%
Expected dividend yield	0%

Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire the earlier of five years from the date of grant or ninety days following termination of employment.

Compensation Paid in Stock

We recorded compensation expense for the stock based awards granted to employees and other compensation paid in stock as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Compensation paid in stock related to vesting of stock based awards:
Cost of revenue	$426	$41
Technology and development	1,844	411
Sales and marketing	3,493	337
General and administrative	4,125	603

Total compensation paid in stock	9,888	1,392

Other compensation paid in stock	—	—

Total compensation paid in stock	$9,888	$1,392

We capitalized compensation paid in stock of $295,000 and $113,000 as product development costs during the three months ended March 31, 2014 and 2013, respectively.

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders during the three months ended March 31, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stockholders	$(15,151)	$(1,982)

Weighted average shares used in computing basic and diluted net loss per share	36,726,178	28,427,025

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.07)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Stock options to purchase common stock	2,968,922	3,417,752
Restricted stock units	3,593,860	552,008
Stock appreciation rights	124,285	—
Heldback shares in connection with Movity acquisition	30,524	30,524
Convertible senior notes	6,400,969	—

11.	Income Taxes

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

We have a defined contribution 401(k) retirement plan covering Trulia employees who have met certain eligibility requirements (the “Trulia 401(k) Plan”). Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

Effective with the Market Leader acquisition, we assumed the Market Leader defined contribution 401(k) plan separately covering our Market Leader employees (the “Market Leader 401(k) Plan”). Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

We currently match up to 4% of employee contributions under the Trulia 401(k) Plan. Our expense related to the Trulia 401(k) Plan during the three months ended March 31, 2014 and 2013 was $592,000 and $264,000, respectively. The Market Leader 401(k) Plan allows for discretionary employer contributions, but no such contributions have been made.

13.	Subsequent Events

On April 10, 2014, we entered into a lease agreement for 64,908 square feet of office space in the Denver metropolitan area. The term of the lease is approximately 90 calendar months and is scheduled to commence on May 1, 2014. The lease agreement calls for escalating rent payments over the 90 calendar months and allows for six full months of rent abatement. Future minimum lease payments range from $124,000 per month to $141,000 per month. In connection with this lease agreement we entered into a secured letter of credit arrangement with a financial institution for the amount of $1.1 million to secure our lease obligation. This deposit is classified as restricted cash in our balance sheet as of March 31, 2014.

Effective April 1, 2014, we merged our existing defined contribution 401(k) retirement plans into one plan with a single financial institution. The new plan covers all our employees who have met certain eligibility requirements. Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals, and a comprehensive database of real estate information and local insights. We also offer free and subscription-based products that provide comprehensive marketing and customer relationship management (CRM) solutions for real estate professionals. In the three months ended March 31, 2014, taking into account unique visitors on Market Leader properties, we had approximately 44.6 million monthly unique visitors. In addition, as of March 31, 2014, we had more than 470,000 active real estate professionals in our Trulia marketplace and 165,000 active real estate professionals using our Market Leader software and services. Approximately 66,700 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers).

Our large, continually refreshed, and searchable database contains more than 113.5 million properties, including 3.0 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices, and historical earthquake, flood and other natural disaster data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 13.1 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, and Kindle Fire applications and also provide tailored mobile experiences, such as GPS-based search.

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

In addition, we generate revenue from display advertising we sell to leading advertisers engaged in promoting their brand to our attractive audience. Pricing for our display advertisements is based on advertisement size and position on our web page, and fees are primarily based on a Cost-Per-Thousand, Cost-Per-Click, or Cost-Per-Lead basis.

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

•	Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses trulia.com (including our Trulia blogs), any of our more than 134,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. If an individual accesses any of the websites or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. If an individual accesses more than any one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. The third quarter of 2013 was the first quarter in which we included our consumer facing blogs in our monthly unique visitor count, and starting in March 2014 of the first quarter of 2014 we began including all other blogs in our monthly unique visitor count. Traffic to our blogs represented less than 1% of our monthly unique visitors in the three months ended March 31, 2014. As a result, we have not recalculated our monthly unique visitor count for the three months ended March 31, 2013. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the three months ended March 31, 2014, the total number of monthly unique visitors increased to 44.6 million from 31.3 million in the three months ended March 31, 2013, a 42% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products, the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•	Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses trulia.com (including our Trulia blogs starting March 2014), any of our more than 134,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in our monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the three months ended March 31, 2014, the number of mobile monthly unique visitors increased to 19.0 million from 11.4 million in the three months ended March 31, 2013, a 68% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•	New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through trulia.com, or Trulia’s mobile websites or applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the three months ended March 31, 2014, new contributions to user-generated content increased by approximately 1.3 million contributions, and we now have over 13.1 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to trulia.com and our Trulia mobile websites and applications. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•	Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. This includes agents using our premium software-as-a-service product under a licensed purchased by their brokerage. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of March 31, 2014, we had approximately 66,700 total subscribers, a 139% increase from 27,920 total subscribers as of March 31, 2013, assuming a 20% overlap between Trulia and Market Leader. We attribute the growth in our total subscribers to our increasing sales and marketing efforts, principally from the launch and growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•	Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions of our lead generation products and our software as a service products in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period, and assumes a 20% overlap between Trulia and Market Leader. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace and the performance of our software as a service subscription products for real estate professionals, and we monitor changes in this metric to measure the effectiveness of our monetization strategy. As our new and existing subscribers mature, we have been able to increase our average monthly revenue per subscriber by launching new products to sell to these customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our Trulia subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for these products. While our average monthly revenue per subscriber has increased and may continue to increase in absolute dollars year-over-year, the rate of increase has slowed and we expect that the rate of increase may continue to slow. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of the consolidation of the historically lower Market Leader average monthly revenue per subscriber into this key business metric, our larger subscriber base and the resulting challenge associated with achieving higher growth rates and our efforts to introduce new, lower priced, entry level lead generation products to attract new subscribers. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Three Months Ended March 31,
	2014	2013
Monthly unique visitors (in thousands)	44,578	31,354
Mobile monthly unique visitors (in thousands)	19,048	11,370
New contributions to user-generated content (in thousands)	1,343	1,066
Total subscribers (at period end)	66,744	27,920
Average monthly revenue per subscriber ($)	196	187

Components of Statements of Operations

Revenue

Our revenue is comprised of Marketplace revenue and Media revenue.

Marketplace Revenue. Marketplace revenue primarily consists of products and services sold to real estate professionals, including agents, brokers, agents of property managers, builders, and mortgage lenders on a fixed fee subscription, Cost Per Click (“CPC”), or Cost Per Lead (“CPL”) basis. We currently sell four sets of products to real estate professionals on a subscription basis. The first set of products, which includes Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from 1 month to 24 months. Our third set of products includes Trulia Seller Ads that enables real estate professionals to generate leads from consumers interested in selling their homes. Our fourth set of products is our comprehensive premium software-as-a-service based marketing products typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network.

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

During the three months ended March 31, 2014 and 2013, we recognized marketplace revenue and media revenue as follows:

	Three months ended March 31,
	2014	2013
Marketplace Revenue	$45,750	$17,959
Media Revenue	$8,739	$6,043

Cost and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of expenses related to operating our websites and mobile applications, including those associated with the operation of our data centers and customer websites, hosting fees, customer service related headcount expenses including salaries, bonuses, benefits and compensation paid in stock, cost to generate leads for customers, licensed content, multiple listing services fees, revenue sharing costs, credit card processing fees, third-party contractor fees, and allocated overhead.

Technology and Development. Technology and development expenses consist primarily of headcount related expenses including salaries, bonuses, benefits and compensation paid in stock, third-party contractor fees, and allocated overhead primarily associated with developing new technologies. Technology and development also includes amortization expenses related to capitalized costs from internal and external development activities for our marketplace.

Sales and Marketing. Sales and marketing expenses consist primarily of headcount-related expenses including salaries, bonuses, commissions, benefits and compensation paid in stock for sales, customer service, marketing, and public relations employees; advertising expenses and third-party contractor fees. Sales and marketing expenses also include other sales expenses related to promotional and marketing activities, and allocated overhead.

General and Administrative. General and administrative expenses consist primarily of headcount related expenses including salaries, bonuses, and benefits and compensation paid in stock for executive, finance, accounting, legal, human resources, recruiting, and administrative support personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and allocated overhead costs.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our long-term debt.

Provision for Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which include estimates for revenue recognition, allowance for doubtful accounts, goodwill, impairment of long-lived assets, product development costs, compensation paid in stock, income taxes, accounting for business combination, useful lives and recoverability of the purchased intangible assets, and contingencies are critical to understanding our historical and future performance, as these policies relate to the critical areas involving our judgments and estimates, and as such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Statement of Operations Data:
Revenue	$54,489	$24,002
Cost and operating expenses: (1)
Cost of revenue (2)	10,097	3,181
Technology and development	12,625	4,897
Sales and marketing	33,144	12,293
General and administrative	11,994	5,172

Total cost and operating expenses	67,860	25,543
Loss from operations	(13,371)	(1,541)
Interest income	145	26
Interest expense	(1,827)	(236)

Loss before provision for income taxes	(15,053)	(1,751)
Income tax (provision)/benefit	(98)	(231)

Net loss attributable to common stockholders	$(15,151)	$(1,982)

(1)	Compensation paid in stock was allocated as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenue	$426	$41
Technology and development	1,844	411
Sales and marketing	3,493	337
General and administrative	4,125	603

Total compensation paid in stock	$9,888	$1,392

(2) Amortization of product development costs was included in technology and development as follows:	$1,163	$199

	Three Months Ended March 31,
	2014	2013
Percentage of Revenue**:
Revenue	100%	100%
Cost and operating expenses:
Cost of revenue	19	13
Technology and development	23	20
Sales and marketing	61	51
General and administrative	22	22

Total cost and operating expenses	125	106
Loss from operations	(25)	(6)
Interest income	*	*
Interest expense	(3)	(1)

Loss before provision for income taxes	(28)	(7)
Provision for income taxes	*	(1)

Net loss attributable to common stockholders	(28)%	(8)%

*	Less than 0.5% of revenue.
**	Columns may not add up to 100% due to rounding.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, compensation paid in stock, and certain other infrequently occurring items that we do not believe are indicative of ongoing results (such as acquisition related costs). Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

We include Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets, and the impact of compensation paid in stock. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Net loss attributable to common stockholders	$(15,151)	$(1,982)
Non-GAAP adjustments:
Interest income	(145)	(26)
Interest expense	1,827	236
Depreciation and amortization	6,256	1,360
Compensation paid in stock	9,888	1,392
Provision for income taxes	98	231

Adjusted EBITDA	$2,773	$1,211

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Revenue	$54,489	$24,002	127%

Revenue increased to $54.5 million in the three months ended March 31, 2014 from $24.0 million in the three months ended March 31, 2013, an increase of $30.5 million, or 127%. Marketplace revenue and Media revenue represented 84% and 16%, respectively, of total revenue in the three months ended March 31, 2014, compared to 75% and 25%, respectively, of total revenue in the three months ended March 31, 2013. The increase in total revenue was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, the growth in sales of our mobile subscription products, an increase in the average revenue per subscriber, growth in our monthly unique visitors, and the introduction of our new product Trulia Seller Ads.

During the three months ended March 31, 2014 and 2013, we recognized Marketplace revenue and Media revenue as follows:

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Marketplace revenue	$45,750	$17,959	155%
Media revenue	$8,739	$6,043	45%

Total revenue	$54,489	$24,002	127%

Marketplace revenue increased to $45.8 million in the three months ended March 31, 2014 from $18.0 million in the three months ended March 31, 2013, an increase of $27.8 million, or 155%. This increase was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, the growth in sales of our mobile subscription product, an increase in the average revenue per subscriber, and the introduction of the Trulia Seller Ads product.

Overall our subscriber base grew by 139% to approximately 66,700 subscribers as of March 31, 2014 from 27,920 subscribers as of March 31, 2013. However, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the three months ended March 31, 2014. Our mobile subscription product for agents, Trulia Mobile Ads, and our new product Trulia Seller Ads contributed to Marketplace revenue growth in the three months ended March 31, 2014. The average monthly revenue per subscriber increased from $187 in the three months ended March 31, 2013 to $196 in the three months ended March 31, 2014, largely due to increased sales of our Trulia Local Ads and Trulia Mobile Ads products in our high demand zip codes as a result of monetization improvement of these products.

Media revenue increased to $8.7 million in the three months ended March 31, 2014 from $6.0 million in the three months ended March 31, 2013, an increase of $2.7 million, or 45%. This increase continues to be driven by strong year over year growth in our monthly unique visitors, which increased from 31.3 million in the three months ended March 31, 2013 to 44.6 million in the three months ended March 31, 2014, an increase of 42%.

Cost of Revenue

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Cost of revenue	$10,097	$3,181	217%

Cost of revenue increased to $10.1 million in the three months ended March 31, 2014 from $3.2 million in the three months ended March 31, 2013, an increase of $6.9 million, or 217%. The increase was primarily due to a $3.1 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 123% increase in headcount in the three months ended March 31, 2014, driven primarily by the acquisition of Market Leader. Also, $2.2 million of the increase was related to marketing and advertising activities.

Technology and Development Expenses

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Technology and development	$12,625	$4,897	158%

Technology and development expenses increased to $12.6 million in the three months ended March 31, 2014 from $4.9 million in the three months ended March 31, 2013, an increase of $7.7 million, or 158%. The increase was primarily due to a $5.6 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 105% increase in headcount in the three months ended March 31, 2014, driven primarily by the acquisition of Market Leader. Also, $1.2 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $287,000 of the increase was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with this business combination.

Sales and Marketing Expenses

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Sales and marketing	$33,144	$12,293	170%

Sales and marketing expenses increased to $33.1 million in the three months ended March 31, 2014 from $12.3 million in the three months ended March 31, 2014, an increase of $20.9 million, or 170%. The increase was primarily due to a $12.7 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 119% increase in headcount in the three months ended March 31, 2014, driven primarily by the acquisition of Market Leader. Also, $5.3 million of the increase was related to the additional expenditures for marketing and advertising activities, $1.6 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $879,000 of the increase was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with this business combination.

General and Administrative Expenses

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
General and administrative	$11,994	$5,172	132%

General and administrative expenses increased to $12.0 million in the three months ended March 31, 2014 from $5.2 million in the three months ended March 31, 2013, an increase of $6.8 million, or 132%. The increase was primarily due to a $3.6 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 100% increase in headcount in the three months ended March 31, 2014, driven primarily by the acquisition of Market Leader. Also, $1.5 million of the increase was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $1.1 million of the increase was related to the amortization of the intangible assets acquired in this business combination.

Interest Expense

	Three Months Ended March 31,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Interest Expense	$1,827	$236	674%

Interest expense increased to $1.8 million in the three months ended March 31, 2014 from $236,000 in the three months ended March 31, 2013, an increase of $1.6 million, or 674%. The increase is primarily related to the 2020 Notes that we issued in December 2013, which accrue interest at 2.75% annually.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $220.8 million, which consisted of bank deposits and money market funds.

On December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million after deducting offering expenses of $7.6 million.

On March 20, 2013, we completed our follow-on public offering pursuant to which we sold an aggregate of 3,500,000 shares of our common stock, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $98.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On March 26, 2013, we sold an additional 525,000 shares of our common stock pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $14.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders.

Prior to our follow-on public offering and our 2020 Notes offering, our operations were financed primarily by the net proceeds of $89.4 million from our initial public offering in September 2012 and $10.0 million in proceeds from the issuance of indebtedness from a credit facility. We repaid in full the outstanding balance of the credit facility in December 2013 with the net proceeds received from issuance of the 2020 Notes.

We have incurred cumulative losses of $80.0 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$8,555	$1,294
Cash used in investing activities	$(13,717)	$(2,175)
Cash provided by financing activities	$320	$115,200

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 was $8.6 million. The cash flows from our net loss were increased by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $6.3 million for depreciation and amortization of our property and equipment and $9.8 million for compensation paid in stock. We also recognized changes in operating assets and liabilities which provided $7.5 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $4.1 million decrease in prepaid expenses and other current assets driven by the receipt of our tenant improvement allowance for our Bellevue lease; and a $2.7 million increase in accrued liabilities primarily due to the overall growth in our business during the year. Changes in our operating assets and liabilities were also affected by a decrease in accounts receivable of $0.7 million due to improved collectability; a decrease in accounts payable of $0.9 million due to the timing of payments made; and an increase in deferred revenue of $1.0 million primarily due to the timing of collections.

Cash Flows from Investing Activities

Cash flows used in investing activities of $13.7 million for the three months ended March 31, 2014 were mainly due to a $4.8 million increase in our restricted cash balance primarily related to our new lease in San Francisco and an $8.9 million increase in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2014 of $320,000 million were primarily comprised of $1.7 million proceeds from the exercise of stock options by our employees that were partially offset by $1.4 million of value of equity awards withheld for tax liability.

Contractual Obligations and Other Commitments

On March 10, 2014, we entered into a lease agreement (the “Lease”) for 52,595 square feet of office space at 535 Mission Street in San Francisco. The term of the Lease is approximately 107 months and is scheduled to commence on November 1, 2014, or the date that the landlord substantially completes the construction of our new facility. We will also obtain the right to occupy an additional 26,682 square feet of office space commencing in October 2015. Furthermore, we have options to lease up to an aggregate of approximately 40,000 square feet of additional office space under the Lease. Future minimum lease payments under the Lease will range from $182,000 per month to $347,000 per month. Once we occupy this office space, it will become our new principal executive office and will replace 116 New Montgomery Street in San Francisco. To secure our lease obligation we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $3.8 million. This deposit is classified as restricted cash in our balance sheet as of March 31, 2014.

On April 10, 2014, we entered into a lease agreement for 64,908 square feet of office space in the Denver metropolitan area. The term of the lease is approximately 90 calendar months and is scheduled to commence on May 1, 2014. The lease agreement calls for escalating rent payments over the 90 calendar months and allows for six full months of rent abatement. Future minimum lease payments range from $124,000 per month to $141,000 per month. In connection with this lease agreement we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $1.1 million to secure our lease obligation. This deposit is classified as restricted cash in our balance sheet as of March 31, 2014.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $220.8 million as of March 31, 2014, which consists of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had the $230.0 million aggregate principal amount of the 2020 Notes outstanding as of March 31, 2014, due on December 15, 2020. The 2020 Notes carry an interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

Merger Litigation

Following the announcement that we entered into an Agreement and Plan of Merger to acquire Market Leader, purported class action law suits brought on behalf of all Market Leader shareholders contesting the merger were filed in King County Superior Court and then consolidated under the caption In re Market Leader Inc. Shareholders’ Litigation, No. 13-2-20796-6 SEA (the “Merger Litigation”). On July 15, 2013, a superseding Consolidated Class Action Complaint (“Consolidated Complaint”), was filed, alleging that Market Leader’s board of directors breached its fiduciary duties by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The Consolidated Complaint also alleged that the defendants, including us and Mariner Acquisition Corp., our wholly owned subsidiary, failed to provide Market Leader shareholders with material information regarding the merger in the proxy statement and related public filings. The Consolidated Complaint further alleged that Market Leader, Trulia and Mariner Acquisition Corp. aided and abetted the Market Leader directors’ breaches of fiduciary duty. The Consolidated Complaint sought an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. On August 5, 2013, the parties entered into a memorandum of understanding to settle the Merger Litigation and resolve all allegations against Market Leader and the other defendants. The settlement provided for the release of all claims against the defendants relating to the merger, including those alleged in the Consolidated Complaint. Lead counsel for the consolidated action applied to the court for an award of fees and reimbursement of costs incurred in connection with the Merger Litigation. Market Leader agreed not to oppose the application for an award of fees and reimbursement of costs up to $350,000. On December 23, 2013, the court entered an order preliminarily approving the settlement, and on March 7, 2014, a final order approving the settlement was issued.

Zillow Litigation

On September 12, 2012, Zillow filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it (the “’764 Patent”). The lawsuit alleges that one component of our Trulia Estimates feature infringes Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 12, 2013, we filed a motion to stay pending the PTO’s review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. We believe we have meritorious defenses against Zillow’s claims and we intend to vigorously defend the claims against us.

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

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially adversely affected. In that case, the market price of our common stock could decline.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of March 31, 2014, we had an accumulated deficit of $80.0 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, a decrease in the growth rate of our monthly unique visitors, increasing competition, weakness in the residential real estate market, our inability to effectively integrate acquired businesses, such as Market Leader, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely primarily on subscriptions purchased by real estate professionals to generate a substantial portion of our marketplace revenue. Marketplace revenue accounted for 84%, 79%, and 70% of our revenue in the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. We generally offer subscriptions for periods between one month to 24 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months. Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of March 31, 2014, we had more than 470,000 active real estate professionals in our Trulia marketplace and 165,000 active real estate professionals using our Market Leader software and services. Approximately 66,700 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the three months ended March 31, 2014 and 2013. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to significantly increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the three months ended March 31, 2014 and 2013 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

Our ability to increase the number of subscribers to our services also depends, to some degree, on whether we can increase the inventory of marketing products and services available for us to sell in different geographic markets. If we are unable to create additional inventory by offering new services or reconfiguring our existing services, we may not be able to grow the number of subscribers to our services quickly or at all. Even if we are able to offer new services or reconfigure our existing services, there can be no assurance that new subscribers will purchase them or existing subscribers will be satisfied with the changes we make. For instance, in March 2013 we initiated an inventory expansion program offering additional advertising slots on our real estate listing detail pages to feature more than one subscriber. While this allowed us to sell additional subscriptions in a given location, some existing subscribers were dissatisfied with the change and elected not to renew their subscriptions.

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

Display advertising accounted for 16%, 21%, and 30% of our revenue in the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

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

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material impact on demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and our business.

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

Our ability to generate revenue from our marketplace business and media business depends, in part, on our ability to attract consumers to our websites and mobile applications. If we fail to maintain or increase consumer traffic to our marketplace, our ability to acquire additional subscribers, deliver leads to existing subscribers, and sell advertising to third parties could be negatively affected. While we believe the number of consumers visiting our marketplace will continue to grow, our growth rate of monthly unique visitors has decreased on a year-over-year basis from 52% in the three months ended March 31, 2013 to 42% in the three months ended March 31, 2014. We expect that our efforts to maintain or increase consumer traffic are likely to include, among other things, significant increases to our marketing expenditures and significant expenditures to increase the number of our engineering and product development personnel. There can be no assurance that any increases in our expenses will be successful in generating additional consumer traffic. Even if we are able to attract additional consumers to our marketplace, an increase in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products and display advertising. Accordingly, if we are unable to increase consumer traffic to our marketplace, or if we are unable to generate enough additional revenue to offset any increase in expenses related to increasing consumer traffic to our marketplace, our business and operating results would be harmed.

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

If we cannot obtain comprehensive and accurate real estate listing information on a timely basis or at all, our business will suffer.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the three months ended March 31, 2014, our mobile products accounted for 43% of our total traffic, which has grown significantly since we launched our first subscription product for mobile devices in May 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile websites, including our Trulia mobile website and more than 134,000 agent websites powered by Market Leader. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our Trulia mobile website by zip code and by share of a given market. We also monetize mobile offerings through kwkly, a mobile software-as-a-service lead generation platform that provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. We monetize our Trulia mobile website and Trulia mobile applications through the sale of display advertisements and we also provide our Trulia subscribers rotational placement in a local lead form that appears on certain pages of our Trulia mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS or Android, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

We rely on advertising to attract consumers to our websites and to generate traffic and leads on these websites and for our Trulia Seller Ads product. As a result, we are subject to seasonal fluctuations in advertising rates and marketing services. Changing consumer behavior at various times throughout the year affects our advertising expenses. We expect that seasonal fluctuations in advertising costs will affect our operating expenses, as well as our operating margins.

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

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Zillow.com, and Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We expect that our marketing and product development expenses are likely to significantly increase as we continue to seek to attract additional consumers and real estate professionals to our marketplace. For example, we recently announced a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace.

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

In the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, our ten largest advertising partners accounted for more than 64%, 65%, and 63% of our Media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Our employee growth will also require significant financial and management resources. For example, we recently entered into a lease for new headquarters in San Francisco, as our existing lease expires in October 2014 and we needed additional headquarters office space to accommodate our growth. As lease rates in the San Francisco commercial real estate market have increased significantly in recent years, we will incur significantly higher facilities expenses for the new larger facility for our headquarters.

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

We have registered “Trulia” as a trademark in the United States, the European Union and Canada. We also hold thirty-six registered trademarks registered in the United States and five trademarks registered in Canada. We have five patents registered and nine patents pending application in the United States. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms “Trulia” or “Market Leader.”

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

In addition, on September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it (the “’764 Patent”). The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 12, 2013, we filed a motion to stay pending the PTO’s review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. We believe we have meritorious defenses against Zillow’s claims and we intend to vigorously defend the claims against us.

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

From time to time, we also have other claims brought against us by third parties alleging infringement of their intellectual property. We cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using products that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our products; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property, which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, operating results, financial condition, and reputation.

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

We are subject to a variety of federal and state laws, including laws regarding data retention, privacy, and consumer protection that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. Changes to existing laws or regulations or the adoption of new laws or regulations could negatively affect our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

Our compliance with applicable provisions of Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2013, our internal control over financial reporting was effective, we cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Our compliance with applicable provisions of Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2013, our internal control over financial reporting was effective, we cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock. In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.” See “—We are an ‘emerging growth company,’ and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors,” for additional risks relating to our “emerging growth company” status.

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

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets. For example, in September 2012, we introduced a mortgage product through which we provide real-time mortgage quotes to our users. We currently obtain mortgage quotes from partners. If we are unable to continue our relationships with these two providers, add additional real-time mortgage quote providers, find replacement real-time mortgage quote providers on similar or better terms or we are unable to integrate with other providers, our expansion into the mortgage market will be hindered and our business and operating results may suffer.

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $52.71 through April 29, 2014. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Because our outstanding 2020 Notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our 2020 Notes. In addition, the existence of the 2020 Notes may encourage short selling in our common stock by market participants because the conversion of the convertible notes could depress the price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of March 31, 2014, we had 36,917,277 shares of common stock outstanding.

As of April 21, 2014 an aggregate of 2,622,013 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed registration statements to register approximately 11,889,738 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the 2020 Notes.

Substantial sales of our common stock may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law and our outstanding convertible notes could impair a takeover attempt.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Additionally, certain provisions of our outstanding convertible notes could make it more difficult or more expensive for a third party to acquire us.

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

Unregistered Sales of Equity Securities

Not applicable.

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

Trulia, Inc.

Date: May 1, 2014	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2014	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Lease, dated March 10, 2014, between the Company and LBA Realty Fund II – Company XII, LLC.

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.