Form 10-K/A
period 2013-12-31
TRULIA, INC.
filed 2014-05-23
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Trulia, Inc. (“Trulia” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Form 10-K”) solely for the purpose of correcting a typographical error in Part II, Item 6 – Selected Financial and Other Data. The “Revenue” amount reported for the year ended December 31, 2011 in the table labeled “Statement of Operations Data” of the Original Form 10-K was inadvertently reported as $35,518,000. The correct amount of $38,518,000 has been corrected herein.

In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibit 32.1, respectively. The Company is also including in this Amendment a currently dated consent of the Company’s independent registered public accounting firm as Exhibit 23.1.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2013 – October 31, 2013) *	521	$43.73	—	—
Month #2 (November 1, 2013 – November 30, 2013)	—	—	—	—
Month #3 (December 1, 2013 – December 31, 2013) **	1,085,383	27.64	—	—

Total	1,085,904	$27.65	—	—

*	We paid $23,000 to repurchase shares of our common stock in the open market at the market price of our common stock on the date of this transaction.
**	We used $30.0 million of the net proceeds received from the issuance of the 2020 Notes to repurchase shares of our common stock from purchasers of the 2020 Notes in privately negotiated transactions effected through J.P. Morgan Securities LLC or its affiliate as our agent. The purchase price per share of the common stock repurchased in this transactions was equal the closing price per share of our common stock on December 11, 2013, which was $27.64.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$143,728	$68,085	$38,518	$19,785	$10,338
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization) (2)	23,122	9,999	5,795	3,657	2,855
Technology and development	34,612	20,199	14,650	8,803	7,056
Sales and marketing	71,370	33,747	17,717	8,638	5,532
General and administrative	32,702	13,659	6,123	2,501	1,912
Acquisition related costs	6,065	—	—	—	—

Total cost and operating expenses	167,871	77,604	44,285	23,599	17,355
Loss from operations	(24,143)	(9,519)	(5,767)	(3,814)	(7,017)
Interest income	121	50	17	15	55
Interest expense	(1,107)	(1,016)	(389)	(39)	(21)
Change in fair value of warrant liability	—	(369)	(16)	—	—
Loss on extinguishment of debt	(141)	—	—	—	—

Loss before provision for income taxes	(25,270)	(10,854)	(6,155)	(3,838)	(6,983)
Income tax (provision) benefit	7,511	(67)	—	—	—

Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)	$(3,838)	$(6,983)

Net loss per share attributable to common stockholders, basic and diluted (3)	$(0.54)	$(0.87)	$(0.92)	$(0.64)	$(1.21)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	33,129,572	12,538,769	6,657,045	6,016,550	5,752,478

Other Financial Information:
Adjusted EBITDA (4)	$17,106	$(3,364)	$(1,787)	$(2,497)	$(5,857)

(1)	Compensation paid in stock was allocated as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of revenue	$718	$32	$11	$8	$10
Technology and development	6,365	930	482	176	177
Sales and marketing	5,663	398	183	97	105
General and administrative	10,227	1,210	808	73	13

Total compensation paid in stock	$22,973	$2,570	$1,484	$354	$305

(2) Amortization of product development costs were included in technology and development as follows:	$2,660	$1,108	$708	$366	$179

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)	$(3,838)	$(6,983)
Non-GAAP adjustments:
Interest income	(121)	(50)	(17)	(15)	(55)
Interest expense	1,107	1,016	389	39	21
Loss on extinguishment of debt	141	—	—	—	—
Depreciation and amortization	12,211	3,585	2,496	963	855
Change in fair value of warrant liability	—	369	16	—	—
Income tax provision (benefit)	(7,511)	67	—	—	—
Compensation paid in stock	22,973	2,570	1,484	354	305
Acquisition related costs	6,065	—	—	—	—

Adjusted EBITDA	$17,106	$(3,364)	$(1,787)	$(2,497)	$(5,857)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Statement of Operations Data:
Revenue	$143,728	$68,085	$38,518
Cost and operating expenses: (1)
Cost of revenue (2)	23,122	9,999	5,795
Technology and development	34,612	20,199	14,650
Sales and marketing	71,370	33,747	17,717
General and administrative	32,702	13,659	6,123
Acquisition related costs	6,065	—	—

Total cost and operating expenses	167,871	77,604	44,285
Loss from operations	(24,143)	(9,519)	(5,767)
Interest income	121	50	17
Interest expense	(1,107)	(1,016)	(389)
Change in fair value of warrant liability	—	(369)	(16)
Loss on extinguishment of debt	(141)	—	—

Loss before provision for income taxes	(25,270)	(10,854)	(6,155)
Income tax (provision) benefit	7,511	(67)	—

Net loss attributable to common stockholders	$(17,759)	$(10,921)	$(6,155)

(1)	Compensation paid in stock was allocated as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenue	$718	$32	$11
Technology and development	6,365	930	482
Sales and marketing	5,663	398	183
General and administrative	10,227	1,210	808

Total compensation paid in stock	$22,973	$2,570	$1,484

(2) Amortization of product development costs was included in technology and development as follows	$2,660	$1,108	$708

	Year Ended December 31,
	2013	2012	2011
Percentage of Revenue**:
Revenue	100%	100%	100%
Cost and operating expenses:
Cost of revenue	16	15	15
Technology and development	24	30	38
Sales and marketing	50	49	46
General and administrative	23	20	16
Acquisition related costs	4	—	—

Total cost and operating expenses	117	114	115
Loss from operations	(17)	(14)	(15)
Interest income	*	*	*
Interest expense	(1)	(2)	(1)
Change in fair value of warrant liability	—	*	*
Loss on extinguishment of debt	*	—	—

Loss before provision for income taxes	(18)	(16)	(16)
Income tax benefit	5	—	—

Net loss attributable to common stockholders	(12)%	(16)%	(16)%

*	Less than 0.5% of revenue.
**	Certain numbers may not foot due to rounding.

Comparison of the Years Ended December 31, 2013, 2012, and 2011

Revenue

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(In thousands)
Revenue	$143,728	$68,085	$38,518	111%	77%

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

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(Unaudited, in thousands)
Marketplace revenue (current definition)	$42,152	$31,308	$21,964	$17,959	$14,531	$12,654	$11,531	$9,089
Marketplace revenue (previous definition)	40,000	29,422	20,933	17,357	13,852	11,890	11,049	8,684
Media revenue (current definition)	7,578	8,975	7,749	6,043	6,023	5,890	5,294	3,073
Media revenue (previous definition)	9,730	10,861	8,780	6,645	6,702	6,654	5,776	3,478

Total revenue	$49,730	$40,283	$29,713	$24,002	$20,554	$18,544	$16,825	$12,162

	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Percentage of Revenue**:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	19	15	15	13	13	14	15	18
Technology and development	26	25	22	20	25	28	31	38
Sales and marketing	51	50	45	51	49	46	54	50
General and administrative	24	24	19	22	19	20	18	24
Acquisition related costs	—	10	6

Total cost and operating expenses	121	125	107	106	106	107	118	131
Loss from operations	(21)	(25)	(7)	(6)	(7)	(7)	(18)	(31)
Interest income	*	*	*	*	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(2)
Change in fair value of warrant liability	—	—	—	—	—	*	(1)	(2)
Loss on extinguishment of debt	*	—	—	—	—	—	—	—

Loss before provision for income taxes	(22)	(25)	(8)	(7)	(8)	(9)	(20)	(35)
Income tax [provision] benefit	*	20	—	(1)	—	—	—	—

Net loss attributable to common stockholders	(22)%	(6)%	(8)%	(8)%	(8)%	(9)%	(20)%	(35)%

*	Less than 0.5% of revenue
**	Certain numbers may not foot due to rounding.

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

TRULIA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2010	14,161,444	$—	6,619,391	$—	—	$—	$37,191	$(30,049)	$7,142
Issuance of common stock warrants in exchange for services	—	—	—	—	—	—	93	—	93
Exercise of common stock options	—	—	287,766	—	—	—	408	—	408
Exercise of common stock warrants	—	—	12,735	—	—	—	45	—	45
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	—	—	1,506	—	1,506
Net loss and total comprehensive loss	—	—	—	—	—		—	(6,155)	(6,155)

Balance—December 31, 2011	14,161,444	—	6,919,892	—	—	—	39,243	(36,204)	3,039
Issuance of common stock in connection with initial public offering net of offering costs	—	—	5,900,000			—	89,447	—	89,447
Conversion of convertible preferred stock to common stock in connection with initial public offering	(14,161,444)	—	14,161,444	—	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	—	—	666	—	666
Exercise of common stock options	—	—	541,445	—	—	—	1,681	—	1,681
Exercise of common stock warrant	—	—	33,380	—	—	—	—	—	—
Shares returned from escrow related to acquisition of Movity, Inc.	—	—	(3,343)	—	—	—	(14)	—	(14)
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	—	—	2,636	—	2,636
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(10,921)	(10,921)

Balance—December 31, 2012	—	—	27,552,818	—	—	—	133,659	(47,125)	86,534
Issuance of common stock in connection with secondary public offering net of offering costs	—	—	3,500,000	—	—	—	98,144	—	98,144
Issuance of additional shares of common stock in connection with secondary offering	—	—	525,000	—	—	—	14,878	—	14,878
Issuance of common stock as consideration for Market Leader	—	—	4,412,489	—	—	—	189,296	—	189,296
Assumption of stock-based awards in connection with the acquisition of Market Leader	—	—	—	—	—	—	12,871	—	12,871
Exercise of common stock options	—	—	1,484,251	—	—	—	7,003	—	7,003
Non-cash exercise of stock appreciation rights	—	—	32,169	—	—	—	—	—	—
Vesting of restricted stock units	—	—	151,164	—	—	—	—	—	—
Value and shares of equity awards withheld for tax liability and award exercises	—	—	(28,620)	—	—	—	(783)	—	(783)
Non-cash exercise of common stock warrants	—	—	56,054	—	—	—	—	—	—
Warrants withheld for exercises	—	—	(16,849)	—	—	—	—	—	—
Shares repurchases	—	—	—	—	(1,085,904)	—	(30,032)	—	(30,032)
Stock-based compensation expense related to options granted to employees	—	—	—	—	—	—	20,924	—	20,924
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(17,759)	(17,759)

Balance—December 31, 2013	—	$—	37,668,476	$—	(1,085,904)	$—	$445,960	$(64,884)	$381,076

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

As of December 31, 2013, our minimum payments under the noncancelable operating leases are as follows (in thousands):

Year Ending December 31:	Operating Lease
2014	$3,186
2015	3,768
2016	2,540
2017	2,581
2018	2,656
Thereafter	7,684

Total minimum lease payments	$22,415

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

	PSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—December 31, 2012	—	$—	—	$—
Granted	1,576,250	22.84
Canceled	—	—
Released	—	—

Unvested—December 31, 2013	1,576,250	$22.84	3.0	$55,594

Restricted stock units expected to vest—December 31, 2013	1,408,793	$22.45	3.0	$49,688

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

The components of the provision for income taxes for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	412	67
Deferred:
Federal	(5,123)	—
State	(2,800)	—

TOTAL	$(7,511)	$67

A reconciliation of the statutory federal income tax rate of 34% to the actual tax rate for the years ended December 31 is as follows (in thousands):

	As of December 31,
	2013	2012
Tax at federal statutory rate	$(8,592)	$(3,684)
Permanent items	128	499
State taxes	(499)	(609)
Net operating loss not benefitted	8,004	3,527
Acquisition related costs	1,072	—
Valuation allowance release	(7,923)	—
Stock-based compensation	299	334

Income tax expense	$(7,511)	$67

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amount used for income tax purposes. Our deferred tax assets and liabilities are detailed below (in thousands):

	As of December 31,
	2013	2012
Assets:
Net operating loss carryforwards	$40,828	$16,275
Tax credit carryforwards	5,210	—
Accruals and reserves	5,082	867
Stock-based compensation	9,034	633
Fixed assets and intangibles	—	36
Other	27	1

Gross deferred tax assets	60,181	17,812
Valuation allowance	(20,995)	(17,342)

Total deferred tax assets	39,186	470

Liabilities:
Deferred Revenue	(58)	(117)
Prepaid expenses and other	(1,085)	(353)
Fixed assets and intangibles	(38,043)	—

Total deferred tax liabilities	(39,186)	470

Net deferred tax assets	$—	$—

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

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2013	2012
Balance at the beginning of the year	$20	$475
Decreases related to prior year tax positions	—	(475)
Expiration of statute of limitations	—	—
Current year increases	2,316	20

Balance at the end of the year	$2,336	$20

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

Trulia, Inc.

Date: May 22, 2014	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated May 7, 2013, by and among Trulia, Inc., Mariner Acquisition Corp., a wholly owned subsidiary of Trulia, Inc. and Market Leader, Inc.	8-K	001-35650	2.1	May 8, 2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-183364	3.4	August 17, 2012

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-183364	3.7	August 17, 2012

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-183364	4.1	September 19, 2012

4.2	Third Amended and Restated Investor Rights Agreement, dated May 8, 2008, by and among the Registrant and certain of its stockholders.	S-1	333-183364	4.4	August 17, 2012

4.3	Indenture between Trulia, Inc. and Wells Fargo Bank, National Association, dated as of December 17, 2013.	8-K	001-35650	4.1	December 17, 2013

4.4	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 hereto).

10.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-183364	10.1	August 17, 2012

10.2*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder.	S-1	333-183364	10.2	August 17, 2012

10.3*†	Trulia, Inc. SMT Bonus Plan.	S-1	333-183364	10.4	August 17, 2012

10.4*	Outside Director Compensation Policy	10-Q	001-35650	10.2	November 13, 2012

10.5*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Peter Flint.	S-1	333-183364	10.5	August 17, 2012

10.6*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Prashant “Sean” Aggarwal.	S-1	333-183364	10.6	August 17, 2012

10.7*	Employment Offer Letter, dated January 13, 2011, between the Registrant and Paul Levine.	S-1	333-183364	10.7	August 17, 2012

10.8*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Scott Darling.	S-1	333-183364	10.8	August 17, 2012

1

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.9*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Daniele Farnedi.	S-1	333-183364	10.9	August 17, 2012

10.10*	Letter Agreement, dated January 5, 2012, between the Registrant and Gregory Waldorf.	S-1	333-183364	10.10	August 17, 2012

10.11*	Letter Agreement, dated May 23, 2012, between the Registrant and Erik Bardman.	S-1	333-183364	10.11	August 17, 2012

10.12*	Transition Agreement and Release, dated March 28, 2012, between the Registrant and Sami Inkinen.	S-1	333-183364	10.12	August 17, 2012

10.13†	Platform Services Agreement, dated June 19, 2012, between the Registrant and Move Sales, Inc.	S-1/A	333-183364	10.13	September 19, 2012

10.14	Master Service Agreement, dated June 2, 2008, between the Registrant and Equinix Operating Co., Inc.	S-1	333-183364	10.14	August 17, 2012

10.15	Lease, dated May 20, 2010, between the Registrant and CWR Holdings LLC and Broad Street San Francisco LLC.	S-1	333-183364	10.15	August 17, 2012

10.16	Multi-Tenant Office Lease, dated January 24, 2011, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1	333-183364	10.16	August 17, 2012

10.17	First Amendment to Multi-Tenant Office Lease, dated August 31, 2012, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1/A	333-183364	10.17	September 19, 2012

10.18	Lease, dated October 1, 2012, between the Company and Douglas G. Moore and Maclean Properties, LLC, as amended.	10-Q	001-35650	10.1	September 30, 2012

10.19*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated.	10-Q	001-35650	10.1	August 12, 2013

10.20*	Letter Agreement, dated October 16, 2013, between the Trulia, Inc. and Steve Hafner.	8-K	001-35650	10.1	October 23, 2013

10.21	Purchase Agreement by and among Trulia, Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., dated December 11, 2013.	8-K	001-35650	10.1	December 17, 2013

10.22	Consent and Sixth Amendment, dated as of December 11, 2013, to the Loan and Security Agreement, dated as of September 15, 2011, between Trulia, Inc. and Hercules Technology Growth Capital, Inc.	8-K	001-35650	10.2	December 17, 2013

2

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

21.1	List of subsidiaries of the Registrant.	10-K	001-35650	21.1	March 3, 2014

23.1	Consent of Deloitte & Touche, LLP.

31.1	The certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.	10-K	001-35650	21.1	March 3, 2014

101.SCH**	XBRL Taxonomy Extension Schema Document.	10-K	001-35650	21.1	March 3, 2014

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-35650	101.CAL	March 3, 2014

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-35650	101.DEF	March 3, 2014

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-35650	101.LAB	March 3, 2014

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-35650	101.PRE	March 3, 2014

*	Management contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.
†	Portions of this exhibit have been omitted pursuant to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.

3