Form 10-Q
period 2014-06-30
TRULIA, INC.
filed 2014-08-08
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, 37,308,952 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,909	$225,597
Accounts receivable, net of allowance of $33 and $411 as of June 30, 2014 and December 31, 2013, respectively	14,541	11,697
Prepaid expenses and other current assets	9,238	12,272

Total current assets	238,688	249,566
Restricted cash	6,662	1,589
Property and equipment, net	30,155	22,289
Intangible assets, net	110,221	117,888
Goodwill	255,904	255,904
Other assets	7,977	8,173

TOTAL ASSETS	$649,607	$655,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,255	$3,018
Accrued liabilities and restructuring costs	13,428	11,261
Accrued compensation and benefits	10,021	10,863
Deferred revenue	10,305	10,002
Deferred rent, current portion	812	1,035
Capital lease liability, current portion	21	51

Total current liabilities	36,842	36,230
Deferred rent, net of current portion	5,752	4,751
Capital lease liability, net of current portion	75	84
Long-term debt	230,000	230,000
Other long-term liabilities	3,900	3,268

TOTAL LIABILITIES	276,569	274,333

Commitments and contingencies (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of June 30, 2014 and December 31, 2013; no shares issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 38,341,835 and 37,668,476 shares issued as of June 30, 2014 and December 31, 2013, respectively; 37,255,931 and 36,582,572 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Treasury stock at $27.65, 1,085,904 shares as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	470,936	445,960
Accumulated deficit	(97,898)	(64,884)

TOTAL STOCKHOLDERS’ EQUITY	373,038	381,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$649,607	$655,409

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$64,086	$29,713	$118,575	$53,715
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	10,881	4,443	20,978	7,624
Technology and development	14,457	6,529	27,066	11,426
Sales and marketing	37,485	13,302	70,647	25,595
General and administrative	13,559	5,570	25,552	10,742
Acquisition costs	—	2,005	—	2,005
Restructuring costs	3,643	—	3,643	—

Total cost and operating expenses	80,025	31,849	147,886	57,392
Loss from operations	(15,939)	(2,136)	(29,311)	(3,677)
Interest and other income	146	52	292	78
Interest expense	(1,872)	(217)	(3,699)	(453)

Loss before provision for income taxes	(17,665)	(2,301)	(32,718)	(4,052)
Provision for income taxes	(198)	(110)	(296)	(341)

Net loss per share attributable to common stockholders	$(17,863)	$(2,411)	$(33,014)	$(4,393)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.07)	$(0.89)	$(0.14)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,068,035	32,150,829	36,898,051	30,299,214

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,014)	$(4,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,153	2,908
Compensation paid in stock	19,898	3,378
Provision for doubtful accounts	(219)	(42)
Restructuring costs	2,250	—
Loss on disposal of fixed assets	5	—
Amortization of debt discount	—	72
Amortization of debt issue cost	77	14
Amortization of underwriters fees	437	—
Changes in operating assets and liabilities:
Accounts receivable	(2,625)	(3,905)
Prepaid expenses and other current assets	3,034	(59)
Other assets	(317)	—
Accounts payable	(19)	484
Accrued liabilities and restructuring costs	2,796	2,783
Accrued compensation and benefits	1,140	3,156
Deferred rent	778	(25)
Deferred revenue	303	1,553
Other long-term liabilities	57	—

Net cash provided by operating activities	7,734	5,924

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and deposits	(5,073)	248
Purchases of property and equipment	(15,400)	(4,576)

Net cash used in investing activities	(20,473)	(4,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the follow-on public offering, net of underwriting discounts	—	114,056
Payments of costs related to the follow-on public offering	—	(1,034)
Repayments on capital lease liability	(39)	(163)
Repayments of long-term debt	—	(915)
Proceeds from exercise of stock options	3,844	2,183
Value of equity awards withheld for tax liabilities	(1,754)	—

Net cash provided by financing activities	2,051	114,127

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,688)	115,723
CASH AND CASH EQUIVALENTS—Beginning of period	225,597	100,017

CASH AND CASH EQUIVALENTS—End of period	$214,909	$215,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,128	$377

Cash paid for income taxes	$392	$341

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Compensation paid in stock capitalized in product development costs	$956	$233

Net change related to purchases of equipment in accounts payable and accrued liabilities	$(2,999)	$92

Purchases of equipment with accounts payable and accrued liabilities at period end	$1,757	$356

Number of common warrants exercised in a net settlement transaction	—	56,054

Number of stock appreciation rights exercised in net settlement transactions	2,303	—

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Description of Business

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

Proposed Acquisition by Zillow, Inc.

On July 28, 2014, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Zillow, Inc., or Zillow, and Zebra Holdco, Inc., or HoldCo, pursuant to which Zillow will acquire us. The Merger Agreement provides that both we and Zillow will become wholly-owned subsidiaries of HoldCo, which series of transactions we refer to as the Zillow Merger. The Merger Agreement has been approved by our board of directors and the board of directors of Zillow. Further details on the Merger Agreement and the Zillow Merger is presented in Note 14 of these condensed consolidated financial statements.

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

In June 2014, our board of directors approved a restructuring plan to accelerate the integration of our Market Leader operations with those of Trulia, to eliminate overlapping positions and streamline operations. We implemented this restructuring initiative to shorten the time to market for our products and to drive further growth. Further detail on the restructuring is presented in Note 11 of these condensed consolidated financial statements.

Convertible Senior Notes

On December 17, 2013, we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes, due in 2020 (the “2020 Notes”), which included a $30.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events. Further details on these 2020 Notes is presented in Note 6 of these condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014 and amended on May 23, 2014. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2014, our results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014, or for any other interim period, or for any other future year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of Trulia and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restructuring Costs

The main components of our restructuring plan relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to the employees and certain other criteria are met. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms, or at the cease-use date. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded. Further details on the restructuring is presented in Note 11 of these condensed consolidated financial statements.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Barter transactions represent the exchange of online advertising for online advertising through placement of links. No revenue or expense for such barter transactions is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires that we make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; useful lives of property and equipment and intangible assets; recoverability of long-lived assets, intangible assets with definite lives; goodwill; income tax uncertainties, including a valuation allowance for deferred tax assets; accounting for business combinations; restructuring reserves; and contingencies. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange. Additionally, entities should have sufficient disclosures about nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance on January 1, 2017. We are in process of assessing the impact on our financial position, results of operations and cash flows from the adoption of this guidance.

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

The carrying values of our financial instruments, including cash equivalents, accounts receivable, accounts payable and restricted cash approximated their fair values. The estimated fair value and carrying value of our 2020 Notes as of June 30, 2014 was $305.6 million and $230.0 million, respectively. We determined the estimated fair value of the 2020 Notes through use of option pricing and discounted cash flow models. The fair value is classified as Level III due to the use of significant unobservable inputs such as estimated long-term volatility of our common stock and credit risk premium. The estimated fair value and carrying value of our 2020 Notes as of December 31, 2013 was $252.0 million and $230.0 million, respectively. The following table sets forth the fair value of our financial assets remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of June 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	6,662	—	—	6,662

Total financial assets	$13,345	$—	$—	$13,345

	As of December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	1,589	—	—	1,589

Total financial assets	$8,272	$—	$—	$8,272

None of the cash equivalents or the restricted cash held by us had unrealized losses and there were no realized losses for the three and six months ended June 30, 2014 and 2013. There were no other-than-temporary impairments for these instruments as of

June 30, 2014 and December 31, 2013. In the six months ended June 30, 2014 our restricted cash increased by $5.1 million, of which $3.8 million was related to our new lease agreement in San Francisco, and $968,000 related to the amendment of our continuing lease agreement in Denver discussed further in Note 7 of these condensed consolidated financial statements. As of June 30, 2014, the contractual maturities of all certificates of deposit were from less than one year to three years.

Our cash equivalents include all credit card and debit card transactions that process as of the last day of each month and settle within a few days of the beginning of the subsequent month. The amounts due from third party merchant processors for these transactions that are included in our cash equivalents totaled $636,000 and $349,000 as of June 30, 2014 and December 31, 2013, respectively.

4.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Computer equipment	$8,931	$7,275
Capitalized product development costs	15,267	9,934
Furniture and fixtures	3,648	3,276
Leasehold improvements	10,839	8,985
Software	1,848	183
Equipment not yet in service	6,173	3,868

Total property and equipment	46,706	33,521
Less: accumulated depreciation and amortization	(16,551)	(11,232)

Total property and equipment, net	$30,155	$22,289

As of June 30, 2014 and December 31, 2013, property and equipment under capital lease, included within the computer equipment balance above, amounted to $130,000 and $261,000, respectively, with accumulated depreciation of $35,000 and $87,000, respectively. Depreciation expense was $3.0 million and $1.5 million, respectively, for the three months ended June 30, 2014 and 2013; and $5.3 million and $2.9 million, respectively, for the six months ended June 30, 2014 and 2013.

We capitalized costs associated with product development of $4.6 million and $1.5 million, respectively, during the three months ended June 30, 2014 and 2013; and $8.4 million and $3.1 million, respectively, during the six months ended June 30, 2014 and 2013. Amortization expense for product development costs included in the technology and development expenses was $3.3 million and $397,000, respectively, during the three months ended June 30, 2014 and 2013; and $4.4 million and $596,000, respectively, during the six months ended June 30, 2014 and 2013.

5.	Intangible Assets

As noted in Note 1 of these condensed consolidated financial statements, during the third quarter of fiscal year 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. for 4,412,489 shares of our common stock and $170.5 million in cash, for a total purchase price of $372.7 million. The total purchase price was allocated to the preliminary net tangible and intangible assets based on their preliminary fair values as of August 20, 2013. The purchase price allocation is preliminary and subject to revision as additional tax related information becomes available. The final determination of the fair value of the assets and liabilities acquired will be completed within the one year measurement period as allowed by FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”). For this business combination the measurement period expires on August 20, 2014. The excess of the purchase price over the preliminary net tangible and intangibles assets was recorded as goodwill.

The total value allocated to the intangible assets was $123.1 million.

The following tables present the detail of intangible assets subject to amortization (in thousands):

	As of June 30, 2014
	Gross	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(2,502)	$26,498
Premium users	15,200	(2,623)	12,577
Existing technology	32,300	(3,982)	28,318
Trade names	42,900	(3,702)	39,198
Home/MLS data feeds	3,700	(319)	3,381
Other	852	(603)	249

Total	$123,952	$(13,731)	$110,221

	As of December 31, 2013
	Gross	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(1,052)	$27,948
Premium users	15,200	(1,103)	14,097
Existing technology	32,300	(1,675)	30,625
Trade names	42,900	(1,557)	41,343
Home/MLS data feeds	3,700	(134)	3,566
Other	701	(392)	309

Total	$123,801	$(5,913)	$117,888

Amortization expense was $3.9 million and $56,000, respectively, for the three months ended June 30, 2014 and 2013; and $7.8 million and $111,000, respectively, for the six months ended June 30, 2014 and 2013.

Future amortization expense is expected to be as follows over each of the next five years (in thousands):

Total
2014 (remaining six months)	$7,827
2015	15,244
2016	15,214
2017	15,214
2018	14,111
Thereafter	42,611

Total	$110,221

6.	Debt

As discussed in Notes 1 and 3 of these condensed consolidated financial statements, on December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. The estimated fair value and carrying value of the 2020 Notes as of June 30, 2014 were $305.6 million and $230.0 million, respectively.

The conversion option of the 2020 Notes has no cash settlement provisions. Total issuance costs for the 2020 Notes were $7.6 million. We use the effective interest method to amortize the debt issuance costs. We believe that the conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

Upon completion of the Zillow Merger, the 2020 Notes will become obligations of HoldCo, and will become convertible for shares of HoldCo Class A common stock. Further details on the Merger Agreement and the Zillow Merger is presented in Note 14 of these condensed consolidated financial statements.

We recognized interest expense related to the 2020 Notes in the three and six months ended June 30, 2014 and in the period from December 17, 2013 through December 31, 2013 of $1.9 million, $3.7 million, and $246,000, respectively. The amortization of debt issuance costs related to the 2020 Notes in the three and six months ended June 30, 2014 and in the period from December 17, 2013 through December 31, 2013 was $269,000, $514,000, and $38,000, respectively, which amounts were recorded as part of interest expense.

7.	Commitments and Contingencies

Operating Leases

We lease our corporate offices under noncancelable operating leases in San Francisco, Bellevue, Denver, and New York that range from one to nine years in term.

On April 10, 2014, we entered into a lease agreement for 64,908 square feet of office space in the Denver metropolitan area. The term of the lease is approximately 90 calendar months which commenced on May 1, 2014. The lease agreement calls for escalating rent payments over the 90 calendar months and allows for six full months of rent abatement. Future minimum lease payments range from $124,000 per month to $141,000 per month. In connection with this lease agreement we entered into a secured letter of credit arrangement with a financial institution for the amount of $1.1 million to secure our lease obligation. This deposit is classified as restricted cash in our balance sheet as of June 30, 2014.

As part of our restructuring plan in June 2014, we recognized a lease termination expense of $2.2 million as of June 30, 2014, related to the facilities of our wholly owned subsidiary in Bellevue and Denver. The $2.2 million represents the present value of the remaining lease payments, net of estimated sublease income and related marketing costs. This amount is recorded as a restructuring cost in our condensed consolidated statements of operations.

Rent expense from the leases of the facilities we currently occupy is recognized on a straight-line basis over the lease term. The rent expense was $1.3 million and $620,000, respectively, for the three months ended June 30, 2014 and 2013; and $2.4 million and $1.3 million, respectively, for the six months ended June 30, 2014 and 2013.

As of June 30, 2014, our minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2014 (remaining six months)	$2,351
2015	7,700
2016	7,431
2017	7,607
2018	7,818
Thereafter	30,955

Total minimum lease payments	$63,862

Contingencies

Zillow Litigation

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against us alleging patent infringement of US patent 7,970,674 (the “764 Patent”). Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. We believe we have meritorious defenses and we intend to vigorously defend the claims against us. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 12, 2013, we filed a motion to stay pending the review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. We did not accrue any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated as of June 30, 2014 and December 31, 2013.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of June 30, 2014 and December 31, 2013.

8.	Stockholders’ Equity

Common Stock

As of June 30, 2014 and December 31, 2013, we had reserved shares of our common stock for issuance as follows:

	As of June 30, 2014	As of December 31, 2013
Stock options and awards issued and outstanding	6,593,800	6,452,832
Stock options and awards available for grant under 2012 Plan	2,658,473	1,976,815
Stock options and awards available for grant under the 2004 Plan	246,875	82,784

Total	9,499,148	8,512,431

9.	Compensation paid in stock

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

The total shares of common stock available for grant under our 2012 Plan and 2004 Plan were 2,905,348 and 2,059,599, respectively, as of June 30, 2014 and December 31, 2013.

Stock Option Activity

Stock option activity for the six months ended June 30, 2014 under the 2005 Plan, 2012 Plan, 1999 Plan, and 2004 Plan was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	3,088,449	$13.90	7.42	$68,131
Granted	292,230	35.95
Canceled	(127,869)	22.02
Exercised	(429,976)	8.86

Balance—June 30, 2014	2,822,834	$16.58	7.31	$86,785

Options exercisable—June 30, 2014	1,430,672	$10.44	6.18	$52,909

Options vested and expected to vest—June 30, 2014	2,683,516	$16.28	7.24	$83,514

The options exercisable as of June 30, 2014 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted was $16.99 and $15.63, respectively, during the three months ended June 30, 2014 and 2013; and $16.04 and $13.03, respectively, during the six months ended June 30, 2014 and 2013.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $6.2 million and $5.5 million, respectively, for the three months ended June 30, 2014 and 2013; and $11.1 million and $16.9 million, respectively, for the six months ended June 30, 2014 and 2013.

The total estimated grant date fair value of employee options vested was $1.9 million and $1.1 million, respectively, for the three months ended June 30, 2014 and 2013; and $3.9 million and $1.9 million, respectively, for the six months ended June 30, 2014 and 2013. As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $15.6 million, net of estimated forfeitures of $4.1 million. This cost will be amortized on a straight-line basis over a weighted average vesting period of 2.40 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested —January 1, 2014	1,660,589	$35.28	1.94	$58,569
Granted	840,999	32.90
Canceled	(117,874)	34.02
Released	(285,618)	32.32

Unvested—June 30, 2014	2,098,096	$34.79	2.90	$99,542

Restricted stock units expected to vest— June 30, 2014	1,573,279	$34.79	2.79	$74,542

As of June 30, 2014 total unrecognized compensation cost related to the unvested RSUs granted to employees was $63.7 million, net of estimated forfeitures of $22.0 million. This cost will be amortized on a straight-line basis over a weighted average vesting period of 2.90 years.

In May and August of 2013 we granted 2,105,000 stock unit awards in relation to the Market Leader acquisition, of which 1,576,250 were performance based awards (PSU) and 528,750 were time based awards. The performance based awards were contingent upon closing of the acquisition of Market Leader referred to in Note 1 of these condensed consolidated financial statements, achievement of certain performance metrics, including comparative market-based returns, and the employees’ continued service relationship with us. The time based awards were contingent upon closing of the acquisition of Market Leader and the employees’ continued service relationship with us. On August 20, 2013 the first contingency was resolved when we closed the acquisition of Market Leader. Hence, the time-based awards were classified as restricted stock units and included in the RSU table above. The performance-based awards are summarized in the table below.

	PSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—January 1, 2014	1,576,250	$22.84	3.0	$55,594
Granted	—
Canceled	(15,000)
Released	—

Unvested—June 30, 2014	1,561,250	$22.89	3.13	$73,972

Restricted stock units expected to vest—June 30, 2014	1,423,885	$22.89	3.13	$67,464

We estimated the fair value of the performance based awards with market-based conditions using a Monte Carlo simulation model. In the three and six months ended June 30, 2014, total compensation cost recorded related to performance-based awards was $2.4 million and $5.1 million, respectively. There was no cost related to these awards in the three and six months ended June 30, 2013.

As of June 30, 2014 total unrecognized compensation cost related to the unvested performance based awards was $26.0 million, net of estimated forfeitures of $797,000. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.13 years.

Summary of Assumptions

The fair value of employee stock options and equity classified stock appreciation rights was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	5.3	5.5	5.4	5.5
Expected volatility	47%	52%	48%	52%
Risk-free interest rate	1.8%	0.8%	1.7%	0.9%
Dividend rate	0%	0%	0%	0%

The fair value of the performance based awards with market based condition was estimated using the Monte Carlo simulation model with the following weighted average assumptions:

	As of May 29, 2013	As of August 29, 2013
Stock price	$30.31	$41.67
Simulation period	2.93 years	2.68 years
Risk free rate	0.47%	0.65%
Volatility	52.6%	52.6%
Dividend yield	0%	0%
Cost of equity	12.6%	12.3%

Stock Appreciation Rights Activity

We measure the fair value of stock appreciation rights similar to stock options. Additionally, we classify stock appreciation rights that may be settled in cash as a liability and remeasure it at fair value at the end of each reporting period. Any changes in fair value as a result of this remeasurement are recorded as cumulative compensation cost. Compensation expense related to stock appreciation rights is recognized over the vesting period using the straight-line method reduced for estimated forfeitures. There were no stock appreciation rights issued or outstanding in the three and six months ended June 30, 2013.

Stock appreciation rights activity is summarized in the following table:

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	127,544	$11.83	3.08	$2,990
Granted	—	—
Canceled	(3,259)	—
Exercised	(12,665)	—

Balance—June 30, 2014	111,620	$11.68	2.58	$3,984

Exercisable—June 30, 2014	39,281	$10.98	2.52	$1,430

Vested and expected to vest—June 30, 2014	104,632	$11.66	2.58	$3,738

The aggregate intrinsic value of stock appreciation rights exercised was $288,000 for each of the three and six months ended June 30, 2014. The total estimated grant date fair value of employee stock appreciation rights vested during the three and six months ended June 30, 2014 was $403,000 and $779,000, respectively. As of June 30, 2014 total unrecognized compensation cost related to non-vested stock appreciation rights was $2.3 million, net of estimated forfeitures of $201,000. This cost will be amortized on a straight-line basis over a weighted average vesting period of 1.47 years.

The value of employee stock appreciation rights classified as a liability was estimated at the end of the reporting period using the Black-Scholes options pricing model with the following weighted average assumptions:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Expected term (in years)	1.1	1.3
Expected volatility	41%	38%
Risk-free interest rate	0.19%	0.24%
Dividend rate	0%	0%

Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire the earlier of five years from the date of grant or ninety days following termination of employment.

Compensation Paid in Stock

We recorded compensation expense for the stock based awards granted to employees and other compensation paid in stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation paid in stock related to vesting of stock based awards:
Cost of revenue	$194	$57	$620	$98
Technology and development	2,336	578	4,180	989
Sales and marketing	3,079	485	6,572	822
General and administrative	4,401	866	8,526	1,469

Total compensation paid in stock related to vesting of stock based awards	10,010	1,986	19,898	3,378

Other compensation paid in stock:
Restructuring cost	82	—	82	—

Total compensation paid in stock	$10,092	$1,986	$19,980	$3,378

We capitalized compensation paid in stock in product development costs of $522,000 and $120,000, respectively, during the three months ended June 30, 2014 and 2013; and $817,000 and $233,000, respectively, during the six months ended June 30, 2014 and 2013.

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(17,863)	$(2,411)	$(33,014)	$(4,393)

Weighted average shares used in computing basic and diluted net loss per share	37,068,035	32,150,829	36,898,051	30,299,214

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.07)	$(0.89)	$(0.14)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2014	2013
Stock options to purchase common stock	2,822,834	3,204,102
Restricted stock units	3,659,346	643,198
Stock appreciation rights	111,620	—
Heldback shares in connection with Movity acquisition	—	30,524
Convertible senior notes	6,400,969	—

11.	Restructuring

In June of 2014, as an ongoing effort to fully integrate Market Leader’s operations, we committed to a restructuring plan according to which we will reduce headcount by 83 employees and incur certain contract termination and other costs. We anticipate that we will substantially complete the restructuring activities by the end of the fourth quarter, 2014.

A summary of total restructuring activities is shown in the table below (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring costs	$598	$2,168	$877	$3,643
Cash payments	(329)	—	(649)	(978)

Balance as of June 30, 2014	$269	$2,168	$228	$2,665

The restructuring accruals, which totaled $2.7 million at June 30, 2014, are recorded in accrued liabilities in the condensed consolidated balance sheet. These balances reflect estimated future cash outlays. In the three and six months ended June 30, 2014, the restructuring costs totaled $3.6 million and consisted of the following: $0.6 million of one-time involuntary termination benefits paid or to be paid to the affected employees; $2.2 million of contract termination costs that represent the present value of the remaining lease payments, net of estimated sublease income and the related marketing costs; and $0.9 million of other associated expenses related to accounting and consulting fees. The majority of this amount is recorded as general and administrative expenses.

12.	Income Taxes

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

13.	Employee Benefit Plan

Effective April 1, 2014, we have a single defined contribution 401(k) retirement plan covering Trulia and Market Leader employees who have met certain eligibility requirements (the “Trulia 401(k) Plan”). Eligible employees may contribute pretax compensation up to the maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

We currently match up to 4% of employee contributions under the Trulia 401(k) Plan. Our expense related to the Trulia 401(k) Plan was $615,000 and $267,000, respectively, for the three months ended June 30, 2014 and 2013; and $1.2 million and $531,000, respectively, for the six months ended June 30, 2014 and 2013.

14.	Subsequent Events

Lease Amendment

On July 25, 2014 we executed an amendment to our existing lease agreement at 535 Mission Street in San Francisco, according to which we will occupy an additional 26,620 square feet of office space commencing in October, 2014. The additional space will be rented under the same terms and conditions as the remainder of the premises.

Proposed Acquisition by Zillow, Inc.

On July 28, 2014, we entered into the Merger Agreement, pursuant to which Zillow will acquire us. The Merger Agreement provides that both we and Zillow will become wholly-owned subsidiaries of HoldCo, which series of transactions we refer to as the Zillow Merger. The Merger Agreement has been approved by our board of directors and the board of directors of Zillow.

Upon completion of the Zillow Merger, (i) each outstanding share of our common stock will be converted into the right to receive 0.444 of a share of Class A common stock of HoldCo; (ii) each outstanding share of Class A common stock of Zillow will be converted into the right to receive one share of Class A common stock of HoldCo; and (iii) each outstanding share of Class B common stock of Zillow will be converted into the right to receive one share of Class B common stock of HoldCo. The Class A common stock of HoldCo will have one vote per share and the Class B common stock of HoldCo will have ten votes per share, similar to the current capital structure of Zillow.

The Zillow Merger is subject to the satisfaction of customary closing conditions, including the expiration of U.S. antitrust waiting periods and shareholder approval of both companies.

The Merger Agreement contains certain termination rights for both us and Zillow, including for the failure to consummate the Zillow Merger by January 28, 2016, the enactment, promulgation or issuance of any injunction, order or ruling which has become final and non-appealable and makes the consummation of the Zillow Merger illegal or otherwise prohibits their consummation, failure of either our stockholders or Zillow’s shareholders to approve the Merger Agreement, or breaches of representations, warranties or covenants by a party that result in the failure of certain conditions to closing being satisfied. In addition, we and Zillow have the right to terminate the Merger Agreement in the event that the other party’s board of directors recommends or accepts a “Competing Transaction Proposal” (as defined in the Merger Agreement). Prior to receipt of the approval of the Merger Agreement by our stockholders, we also have the right to terminate the Merger Agreement in connection with entering into a definitive agreement with respect to a superior proposal with a third party.

The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances involving a competing transaction proposal, we or Zillow may be required to pay the other party a termination fee of $69.8 million. Further, the Merger Agreement provides that, upon termination of the Merger Agreement by us or Zillow in the event that any necessary regulatory approval is not obtained, Zillow would be required to pay us a termination fee of $150 million. The Merger Agreement also provides that, upon termination of the Merger Agreement by us if Zillow is unable to obtain shareholder approval of the Merger Agreement, Zillow would be required to pay us a termination fee of $150 million.

Zillow Merger Litigation

On August 7, 2014, two putative class action lawsuits were filed by purported stockholders of Trulia against us and our directors, Zillow, and HoldCo in connection with the proposed Merger between us and Zillow. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., Case No. CGC 14-540985, was brought in the Superior Court of the State of California for the County of San Francisco. The other of those purported class actions, captioned Shue et al. v. Trulia, Inc., et al., Case No. 10020, was brought in the Delaware Court of Chancery. Both lawsuits allege that our directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. Both lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed Merger and attorneys’ fees and costs. The Delaware action also seeks rescission of the Merger Agreement (to the extent it has already been implemented) and an order directing the individual defendants to account for alleged damages suffered by the plaintiff and the purported class as a result of the defendants’ alleged wrongdoing.

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals, and a comprehensive database of real estate information and local insights. We also offer free and subscription-based products that provide comprehensive marketing and customer relationship management (CRM) solutions for real estate professionals. In the three months ended June 30, 2014, we had approximately 51.6 million monthly unique visitors. In addition, as of June 30, 2014, we had more than 495,000 active real estate professionals in our Trulia marketplace and 174,000 active real estate professionals using our Market Leader software and services. Approximately 74,000 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers).

Our large, continually refreshed, and searchable database contains approximately 113.8 million properties, including 3.2 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices, and historical earthquake, flood and other natural disaster data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With more than 14.5 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, and Kindle Fire applications and also provide tailored mobile experiences, such as GPS-based search.

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

Proposed Acquisition by Zillow, Inc.

On July 28, 2014, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Zillow, Inc., or Zillow, and Zebra Holdco, Inc., or HoldCo, pursuant to which Zillow will acquire us. The Merger Agreement provides that both we and Zillow will become wholly-owned subsidiaries of HoldCo, which series of transactions we refer to as the Zillow Merger. The Merger Agreement has been approved by our board of directors and the board of directors of Zillow.

Upon completion of the Zillow Merger, (i) each outstanding share of our common stock will be converted into the right to receive 0.444 of a share of Class A common stock of HoldCo; (ii) each outstanding share of Class A common stock of Zillow will be converted into the right to receive one share of Class A common stock of HoldCo; and (iii) each outstanding share of Class B common stock of Zillow will be converted into the right to receive one share of Class B common stock of HoldCo. The Class A common stock of HoldCo will have one vote per share and the Class B common stock of HoldCo will have ten votes per share, similar to the current capital structure of Zillow.

The Zillow Merger is subject to the satisfaction of customary closing conditions, including the expiration of U.S. antitrust waiting periods and shareholder approval of both companies.

The Merger Agreement contains certain termination rights for both us and Zillow, including for the failure to consummate the Zillow Merger by January 28, 2016, the enactment, promulgation or issuance of any injunction, order or ruling which has become final and non-appealable and makes the consummation of the Zillow Merger illegal or otherwise prohibits their consummation, failure of either our stockholders or Zillow’s shareholders to approve the Merger Agreement, or breaches of representations, warranties or covenants by a party that result in the failure of certain conditions to closing being satisfied. In addition, we and Zillow have the right to terminate the Merger Agreement in the event that the other party’s board of directors recommends or accepts a “Competing Transaction Proposal” (as defined in the Merger Agreement). Prior to receipt of the approval of the Merger Agreement by our stockholders, we also have the right to terminate the Merger Agreement in connection with entering into a definitive agreement with respect to a superior proposal with a third party.

The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances involving a competing transaction proposal, we or Zillow may be required to pay the other party a termination fee of $69.8 million. Further, the Merger Agreement provides that, upon termination of the Merger Agreement by us or Zillow in the event that any necessary regulatory approval is not obtained, Zillow would be required to pay us a termination fee of $150 million. The Merger Agreement also provides that, upon termination of the Merger Agreement by us if Zillow is unable to obtain shareholder approval of the Merger Agreement, Zillow would be required to pay us a termination fee of $150 million.

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

In June 2014, our board of directors approved a restructuring plan to accelerate the integration of our Market Leader operations with those of Trulia, to eliminate overlapping positions and streamline operations. We implemented the restructuring initiative to shorten the time to market for our products and to drive further growth. We anticipate that this initiative will result in approximately $4 to $6 million of cost savings during the remainder of 2014. See Note 11 elsewhere in this Quarterly Report on Form 10-Q for further details on this restructuring.

Convertible Senior Notes

On December 17, 2013 we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes due in 2020, or the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses of $7.6 million payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the notes may convert all or portion all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events. Upon completion of the Zillow Merger, the 2020 Notes will become obligations of HoldCo, and will become convertible for shares of HoldCo Class A common stock.

Key Business Metrics

To analyze our business performance, determine financial forecasts, and help develop long-term strategic plans, we review the key business metrics below.

•	Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses trulia.com (including our Trulia blogs), any of our more than 143,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. If an individual accesses any of the websites or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. If an individual accesses more than any one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. The third quarter of 2013 was the first quarter in which we included our consumer facing blogs in our monthly unique visitor count, and starting in March 2014 of the first quarter of 2014 we began including all other blogs in our monthly unique visitor count. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the three months ended June 30, 2014, the total number of monthly unique visitors increased to 51.6 million from 34.9 million in the three months ended June 30, 2013, a 48% increase. We attribute the growth in our monthly unique visitors principally to our increasing brand awareness, the popularity of our mobile products, the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

During the second quarter of 2014, we discovered certain unusual activity reported for traffic to agent websites powered by Market Leader. Following a review of such activity, we determined that a relatively small amount of traffic to the agent websites powered by Market Leader was generated by applications that automatically contact our servers to access such websites with no user action involved. As a result of such review, we recalculated our monthly unique visitors metric for each prior period from the closing of the Market Leader acquisition through the first quarter of 2014, removing the effect of such automated activity on our monthly unique visitors metric. The following table provides a comparison of our monthly unique visitors as currently reported and as previously reported for the prior periods presented.

	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013	Three Months Ended March 31, 2014
Monthly unique visitors (previously reported—including automated traffic)	41.5	35.3	44.6
Monthly unique visitors (currently reported—excluding automated traffic)	40.6	33.9	42.9

•	Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses trulia.com (including our Trulia blogs starting March 2014), any of our more than 143,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in our monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the three months ended June 30, 2014, the number of mobile monthly unique visitors increased to 25.1 million from 13.0 million in the three months ended June 30, 2013, a 92% increase. We attribute this growth to the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through trulia.com, or Trulia’s mobile websites or applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. We view the changes in the volume of new contributions to user-generated content as a key indicator of our user engagement and the strength of our community. In the three months ended June 30, 2014, new contributions to user-generated content increased by approximately 1.3 million contributions, and we now have over 14.5 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to trulia.com and our Trulia mobile websites and applications. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•	Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. This includes agents using our premium software-as-a-service product under a licensed purchased by their brokerage, and excludes subscribers to certain legacy Market Leader properties, such as activerain.com and SharperAgent. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of June 30, 2014, we had approximately 74,000 total subscribers, a 130% increase from 32,123 total subscribers as of June 30, 2013, assuming a 20% overlap between Trulia and Market Leader. We attribute the growth in our total subscribers to our increasing sales and marketing efforts, principally from the growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•	Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions of our lead generation products and our software as a service products in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period, and assumes a 20% overlap between Trulia and Market Leader. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace and the performance of our software as a service subscription products for real estate professionals, and we monitor changes in this metric to measure the effectiveness of our monetization strategy. As our new and existing subscribers mature, we have been able to increase our average monthly revenue per subscriber by launching new products to sell to these customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our Trulia subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for these products. While our average monthly revenue per subscriber has increased and may continue to increase in absolute dollars year-over-year, the rate of increase has slowed and we expect that the rate of increase may continue to slow. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of the consolidation of the historically lower Market Leader average monthly revenue per subscriber into this key business metric, our larger subscriber base and the resulting challenge associated with achieving higher growth rates and our efforts to introduce new, lower priced, entry level lead generation products to attract new subscribers. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Three Months Ended June 30,
	2014	2013
Monthly unique visitors (in thousands)	51,633	34,907
Mobile monthly unique visitors (in thousands)	25,085	13,047
New contributions to user-generated content (in thousands)	1,319	1,108
Total subscribers (at period end)	73,888	32,123
Average monthly revenue per subscriber ($)	206	194

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

During the three months ended June 30, 2014 and 2013, we recognized marketplace revenue and media revenue as follows:

	Three Months Ended June 30,
	2014	2013
Marketplace Revenue	$53,196	$21,964
Media Revenue	$10,890	$7,749

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which include estimates for revenue recognition, allowance for doubtful accounts, goodwill, impairment of long-lived assets, product development costs, compensation paid in stock, income taxes, accounting for business combination, useful lives and recoverability of the purchased intangible assets, contingencies, as well as new estimates in the three months ended June 30, 2014 related to accounting for restructuring costs, are critical to understanding our historical and future performance, as these policies relate to the critical areas involving our judgments and estimates, and as such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Restructuring Costs

The main components of our restructuring plan relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to employees and certain other criteria are met. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms, or at the cease-use date. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Barter transactions represent the exchange of online advertising for online advertising through placement of links. No revenue or expense for such barter transactions is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange. Additionally, entities should have sufficient disclosures on nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance on January 1, 2017. We are in process of assessing the impact on our financial position, results of operations and cash flows from the adoption of this guidance

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Statement of Operations Data:
Revenue	$64,086	$29,713	$118,575	$53,715
Cost and operating expenses: (1)
Cost of revenue (2)	10,881	4,443	20,978	7,624
Technology and development	14,457	6,529	27,066	11,426
Sales and marketing	37,485	13,302	70,647	25,595
General and administrative	13,559	5,570	25,552	10,742
Acquisition costs	—	2,005	—	2,005
Restructuring costs	3,643	—	3,643	—

Total cost and operating expenses	80,025	31,849	147,886	57,392
Loss from operations	(15,939)	(2,136)	(29,311)	(3,677)
Interest and other income	146	52	292	78
Interest expense	(1,872)	(217)	(3,699)	(453)

Loss before provision for income taxes	(17,665)	(2,301)	(32,718)	(4,052)
Provision for income taxes	(198)	(110)	(296)	(341)

Net loss attributable to common stockholders	$(17,863)	$(2,411)	$(33,014)	$(4,393)

(1)	Compensation paid in stock was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation paid in stock related to vesting of stock based awards:
Cost of revenue	$194	$57	$620	$98
Technology and development	2,336	578	4,180	989
Sales and marketing	3,079	485	6,572	822
General and administrative	4,401	866	8,526	1,469

Total compensation paid in stock related to vesting of stock based awards	10,010	1,986	19,898	3,378

Other compensation paid in stock:
Restructuring cost	82	—	82	—

Total compensation paid in stock	$10,092	$1,986	$19,980	$3,378

(2) Amortization of product development costs was included in technology and development as follows:	$3,263	$397	$4,445	$596

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	17	15	18	14
Technology and development	23	22	23	21
Sales and marketing	58	45	60	48
General and administrative	21	19	22	20
Acquisition costs	—	6	—	4
Restructuring costs	6	—	3	—

Total cost and operating expenses	125	107	125	107
Loss from operations	(25)	(7)	(25)	(7)
Interest and other income	*	*	*	*
Interest expense	(3)	(1)	(3)	(1)

Loss before provision for income taxes	(28)	(8)	(28)	(8)
Provision for income taxes	*	—	*	(1)

Net loss attributable to common stockholders	(28)%	(8)%	(28)%	(9)%

*	Less than 0.5% of revenue.
**	Columns may not add up to 100% due to rounding.

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, compensation paid in stock, and certain other infrequently occurring items that we do not believe are indicative of ongoing results (such as acquisition or restructuring related costs). Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net loss attributable to common stockholders	$(17,863)	$(2,411)	$(33,014)	$(4,393)
Non-GAAP adjustments:
Interest and other income	(146)	(52)	(292)	(78)
Interest expense	1,872	217	3,699	453
Depreciation and amortization	6,897	1,548	13,153	2,909
Change in fair value of warrant liability	—	—	—	—
Stock-based compensation	10,010	1,986	19,898	3,378
Provision for income taxes	198	110	296	341
Acquisition related costs	—	2,005	—	2,005
Restructuring related costs	3,643	—	3,643	—

Adjusted EBITDA	$4,611	$3,403	$7,383	$4,615

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Revenue	$64,086	$29,713	116%

Revenue increased to $64.1 million in the three months ended June 30, 2014 from $29.7 million in the three months ended June 30, 2013, an increase of $34.4 million, or 116%. Marketplace revenue and Media revenue represented 83% and 17%, respectively, of total revenue in the three months ended June 30, 2014, compared to 74% and 26%, respectively, of total revenue in the three months ended June 30, 2013. The increase in total revenue was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, an increase in the average revenue per subscriber, the growth in our monthly unique visitors, and increased sales of our Trulia Mobile Ads and Trulia Seller Ads subscription products.

During the three months ended June 30, 2014 and 2013, we recognized Marketplace revenue and Media revenue as follows:

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Marketplace revenue	$53,196	$21,964	142%
Media revenue	$10,890	$7,749	41%

Total revenue	$64,086	$29,713	116%

Marketplace revenue increased to $53.2 million in the three months ended June 30, 2014 from $22.0 million in the three months ended June 30, 2013, an increase of $31.2 million, or 142%. This increase was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, the growth in sales of our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, and an increase in the average revenue per subscriber.

Overall our subscriber base grew by 130% to approximately 74,000 subscribers as of June 30, 2014 from 32,123 subscribers as of June 30, 2013. However, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the three months ended June 30, 2014. Our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, contributed to Marketplace revenue growth in the three months ended June 30, 2014. The average monthly revenue per subscriber increased from $194 in the three months ended June 30, 2013 to $206 in the three months ended June 30, 2014, largely due to increased sales of these products.

Media revenue increased to $10.9 million in the three months ended June 30, 2014 from $7.7 million in the three months ended June 30, 2013, an increase of $3.1 million, or 41%. This increase continues to be driven by strong year over year growth in our monthly unique visitors, which increased from 34.9 million in the three months ended June 30, 2013 to 51.6 million in the three months ended June 30, 2014, an increase of 48%.

Cost of Revenue

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Cost of revenue	$10,881	$4,443	145%

Cost of revenue increased to $10.9 million in the three months ended June 30, 2014 from $4.4 million in the three months ended June 30, 2013, an increase of $6.4 million, or 145%. The increase was primarily due to a $3.1 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 106% increase in headcount in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $2.3 million of the increase was related to marketing and advertising activities.

Technology and Development Expenses

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Technology and development	$14,457	$6,529	121%

Technology and development expenses increased to $14.5 million in the three months ended June 30, 2014 from $6.5 million in the three months ended June 30, 2013, an increase of $7.9 million, or 121%. The increase was primarily due to a $5.6 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 98% increase in headcount in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $1.2 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $364,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with this business combination.

Sales and Marketing Expenses

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Sales and marketing	$37,485	$13,302	182%

Sales and marketing expenses increased to $37.5 million in the three months ended June 30, 2014 from $13.3 million in the three months ended June 30, 2013, an increase of $24.2 million, or 182%. The increase was primarily due to a $13.2 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 93% increase in headcount in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $8.3 million of the increase was related to the additional expenditures for marketing and advertising activities, $1.6 million was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $703,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with this business combination.

General and Administrative Expenses

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
General and administrative	$13,559	$5,570	143%

General and administrative expenses increased to $13.6 million in the three months ended June 30, 2014 from $5.6 million in the three months ended June 30, 2013, an increase of $8.0 million, or 143%. The increase was primarily due to a $3.6 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 96% increase in headcount in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $1.3 million of the increase was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $1.1 million was related to the amortization of the intangible assets acquired in this business combination.

Acquisition Costs

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Acquisition costs	$—	$2,005	(100	) %

In the three months ended June 30, 2013 we incurred $2.0 million of expenses in connection with our acquisition of Market Leader described elsewhere in this Quarterly Report on Form 10-Q primarily related to legal and investment banking fees.

Restructuring Costs

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Restructuring costs	$3,643	$—	100%

In the three months ended June 30, 2014 we incurred $3.6 million of expenses in connection with our restructuring activities related to our ongoing integration of Market Leader, which is described elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense

	Three Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Interest Expense	$1,872	$217	762%

Interest expense increased to $1.9 million in the three months ended June 30, 2014 from $217,000 in the three months ended June 30, 2013, an increase of $1.7 million, or 762%. The increase is primarily related to the 2020 Notes that we issued in December 2013, which accrue interest at 2.75% annually.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Revenue	$118,575	$53,715	121%

Revenue increased to $118.6 million in the six months ended June 30, 2014 from $53.7 million in the six months ended June 30, 2013, an increase of $64.9 million, or 121%. Marketplace revenue and Media revenue represented 83% and 17%, respectively, of total revenue in the six months ended June 30, 2014, compared to 74% and 26%, respectively, of total revenue in the six months ended June 30, 2013. The increase in total revenue was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, an increase in the average revenue per subscriber, the growth in our monthly unique visitors, and increased sales of our Trulia Mobile Ads, and Trulia Seller Ads subscription products.

During the six months ended June 30, 2014 and 2013, we recognized Marketplace revenue and Media revenue as follows:

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Marketplace revenue	$98,946	$39,923	148%
Media revenue	$19,629	$13,792	42%

Total revenue	$118,575	$53,715	121%

Marketplace revenue increased to $98.9 million in the six months ended June 30, 2014 from $39.9 million in the six months ended June 30, 2013, an increase of $59.0 million, or 148%. This increase was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, the growth in sales of our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, and an increase in the average revenue per subscriber.

Overall our subscriber base grew by 130% to approximately 74,000 subscribers as of June 30, 2014 from 32,123 subscribers as of June 30, 2013. However, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the six months ended June 30, 2014. Our Trulia Mobile Ads and Trulia Seller Ads subscription products contributed to Marketplace revenue growth in the six months ended June 30, 2014. The average monthly revenue per subscriber increased from $190 in the six months ended June 30, 2013 to $201 in the six months ended June 30, 2014, largely due to increased sales of these products.

Media revenue increased to $19.6 million in the six months ended June 30, 2014 from $13.8 million in the six months ended June 30, 2013, an increase of $5.8 million, or 42%. This increase continues to be driven by strong year over year growth in our monthly unique visitors, which increased from 33.1 million in the six months ended June 30, 2013 to 48.1 million in the six months ended June 30, 2014, an increase of 45%.

Cost of Revenue

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Cost of revenue	$20,978	$7,624	175%

Cost of revenue increased to $21.0 million in the six months ended June 30, 2014 from $7.6 million in the six months ended June 30, 2013, an increase of $13.4 million, or 175%. The increase was primarily due to a $6.2 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 114% increase in headcount in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $4.5 million of the increase was related to marketing and advertising activities.

Technology and Development Expenses

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Technology and development	$27,066	$11,426	137%

Technology and development expenses increased to $27.1 million in the six months ended June 30, 2014 from $11.4 million in the six months ended June 30, 2013, an increase of $15.6 million, or 137%. The increase was primarily due to a $11.2 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 102% increase in headcount in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $2.3 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $651,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with this business combination.

Sales and Marketing Expenses

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Sales and marketing	$70,647	$25,595	176%

Sales and marketing expenses increased to $70.6 million in the six months ended June 30, 2014 from $25.6 million in the six months ended June 30, 2014, an increase of $45.1 million, or 176%. The increase was primarily due to a $26.6 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 105% increase in headcount in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $13.6 million of the increase was related to marketing and advertising activities, $3.3 million was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $879,000 million was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with this business combination.

General and Administrative Expenses

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
General and administrative	$25,552	$10,742	138%

General and administrative expenses increased to $25.6 million in the six months ended June 30, 2014 from $10.7 million in the six months ended June 30, 2013, an increase of $14.8 million, or 138%. The increase was primarily due to a $7.4 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 98% increase in headcount in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, which was driven in part by the acquisition of Market Leader. Also, $2.8 million of the increase was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $2.1 million was related to the amortization of the intangible assets acquired in this business combination.

Acquisition Costs

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Acquisition costs	$—	$2,005	(100	) %

In the six months ended June 30, 2013 we incurred $2.0 million of expenses in connection with our acquisition of Market Leader described elsewhere in this Quarterly Report on Form 10-Q primarily related to legal and investment banking fees.

Restructuring Costs

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Restructuring costs	$3,643	$—	100%

In the six months ended June 30, 2014 we incurred $3.6 million of expenses in connection with our restructuring activities related to our ongoing integration of Market Leader, which is described elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense

	Six Months Ended June 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Interest Expense	$3,699	$453	716%

Interest expense increased to $3.7 million in the six months ended June 30, 2014 from $453,000 in the six months ended June 30, 2013, an increase of $3.2 million, or 716%. The increase is primarily related to the 2020 Notes that we issued in December 2013, which accrue interest at 2.75% annually.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $214.9 million, which consisted of bank deposits and money market funds.

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

We have incurred cumulative losses of $97.9 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the third quarter of 2014 we anticipate to incur a cash outlay of $9.6 million for leasehold improvements in our San Francisco and Denver office locations. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by operating activities	$7,734	$5,924
Cash used in investing activities	$(20,473)	$(4,328)
Cash provided by financing activities	$2,051	$114,127

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 was $7.7 million. The cash flows from our net loss were increased by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $13.2 million for depreciation and amortization of our property and equipment, $19.9 million for compensation paid in stock, and $2.2 million related to restructuring. Also, we recognized changes in operating assets and liabilities which provided $4.4 million of cash from operating activities and $0.8 million of cash from accrued restructuring costs. The primary driver of the changes in our operating assets and liabilities was a $3.0 million decrease in prepaid expenses and other current assets driven by the receipt of our tenant improvement allowance for our Bellevue lease; and a $2.0 million increase in accrued liabilities primarily due to the overall growth in our business during the year. Changes in our operating assets and liabilities were also affected by an increase in accounts receivable of $2.6 million due to timing of collections; and an increase in accrued compensation and benefits of $1.1 million due to the growth in our headcount.

Cash Flows from Investing Activities

Cash flows used in investing activities of $20.5 million for the six months ended June 30, 2014 were primarily comprised of a $5.1 million increase in our restricted cash balance primarily related to our new lease in San Francisco and a $15.4 million increase in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2014 of $2.1 million were primarily comprised of $3.8 million proceeds from the exercise of stock options by our employees that were partially offset by $1.8 million of value of equity awards withheld for tax liability.

Contractual Obligations and Other Commitments

On March 10, 2014, we entered into a lease agreement (the “Lease”) for 52,595 square feet of office space at 535 Mission Street in San Francisco. The term of the Lease is approximately 107 months and is scheduled to commence on November 1, 2014, or the date that the landlord substantially completes the construction of our new facility. On July 25, 2014 we entered into a lease amendment under which we will lease an additional 26,620 square feet of office space commencing in October 2015 under the same terms and conditions. Furthermore, we have options to lease up to an aggregate of approximately 40,000 square feet of additional office space under the Lease. Future minimum lease payments under the Lease will range from $182,000 per month to $347,000 per month. Once we occupy this office space, it will become our new principal executive office and will replace 116 New Montgomery Street in San Francisco. To secure our lease obligation we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $3.8 million. This deposit is classified as restricted cash in our balance sheet as of June 30, 2014.

On April 10, 2014, we entered into a lease agreement for 64,908 square feet of office space in the Denver metropolitan area. The term of the lease is approximately 90 calendar months and is scheduled to commence on May 1, 2014. The lease agreement calls for escalating rent payments over the 90 calendar months and allows for six full months of rent abatement. Future minimum lease payments range from $124,000 per month to $141,000 per month. In connection with this lease agreement we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $1.1 million to secure our lease obligation. This deposit is classified as restricted cash in our balance sheet as of June 30, 2014.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $214.9 million as of June 30, 2014, which consists of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had the $230.0 million aggregate principal amount of the 2020 Notes outstanding as of June 30, 2014, due on December 15, 2020. The 2020 Notes carry an interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zillow Merger Litigation

On August 7, 2014, two putative class action lawsuits were filed by purported stockholders of Trulia against us and our directors, Zillow, and HoldCo in connection with the proposed Merger between us and Zillow. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., Case No. CGC 14-540985, was brought in the Superior Court of the State of California for the County of San Francisco. The other of those purported class actions, captioned Shue et al. v. Trulia, Inc., et al., Case No. 10020, was brought in the Delaware Court of Chancery. Both lawsuits allege that our directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. Both lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed Merger and attorneys’ fees and costs. The Delaware action also seeks rescission of the Merger Agreement (to the extent it has already been implemented) and an order directing the individual defendants to account for alleged damages suffered by the plaintiff and the purported class as a result of the defendants’ alleged wrongdoing.

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

The Zillow Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.

On July 28, 2014, we entered into the Merger Agreement with Zillow and HoldCo, pursuant to which Zillow will acquire us. The Merger Agreement provides that both we and Zillow will become wholly-owned subsidiaries of HoldCo. The consummation of the Zillow Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) the effectiveness of the registration statement on Form S-4 to be filed with the SEC with respect to the HoldCo Class A Common Stock to be issued pursuant to the Zillow Merger; (ii) the approval of the Merger Agreement by Trulia’s and Zillow’s respective stockholders and shareholders; (iii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the approval of the listing on the NASDAQ Global Select Market of the shares of HoldCo Class A Common Stock to be issued in the Zillow Merger; and (v) the absence of any law, regulation or order that has the effect of making the Zillow Merger illegal or otherwise preventing the consummation of the Zillow Merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Zillow the ability to not complete the Zillow Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

If the Zillow Merger does not receive, or timely receive, the required U.S. regulatory approvals and clearance, or if another event occurs delaying or preventing the Zillow Merger, such delay or failure to complete the Zillow Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

Additionally, if the Zillow Merger is not completed for any reason, to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline even more. Furthermore, we will be required to pay certain costs relating to the Zillow Merger, whether or not it is completed, such as significant fees and expenses relating to legal, accounting and printing services. In addition, we could be subject to litigation related to any failure to complete the Zillow Merger. If it is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Zillow and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.

If the Merger Agreement is terminated, in certain circumstances, we would be required to pay Zillow a termination fee of $69.8 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Zillow Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

While the Zillow Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Zillow Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Zillow’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the Zillow Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the Zillow Merger. In connection with the pending Zillow Merger, it is possible that some customers, advertisers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Zillow Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Zillow Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Zillow Merger is completed. In addition, whether or not the Zillow Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Zillow Merger, which may materially and adversely affect our business results and financial condition.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of June 30, 2014, we had an accumulated deficit of $97.9 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, a decrease in the growth rate of our monthly unique visitors, increasing competition, weakness in the residential real estate market, our inability to effectively integrate acquired businesses, such as Market Leader, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely primarily on subscriptions purchased by real estate professionals to generate a substantial portion of our marketplace revenue. Marketplace revenue accounted for 83%, 79%, and 70% of our revenue in the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, respectively. We generally offer subscriptions for periods between three months to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months. Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of June 30, 2014, we had more than 495,000 active real estate professionals in our Trulia marketplace and 174,000 active real estate professionals using our software and services. Approximately 74,000 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the three months ended June 30, 2014 and 2013. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to significantly increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the three months ended June 30, 2014 and 2013 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

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

Display advertising accounted for 17%, 21%, and 30% of our revenue in the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

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

Our ability to generate revenue from our marketplace business and media business depends, in part, on our ability to attract consumers to our websites and mobile applications. If we fail to maintain or increase consumer traffic to our marketplace, our ability to acquire additional subscribers, deliver leads to existing subscribers, and sell advertising to third parties could be negatively affected. While we believe the number of consumers visiting our marketplace will continue to grow, our growth rate of monthly unique visitors has decreased on a year-over-year basis from 49% in the three months ended June 30, 2013 to 48% in the three months ended June 30, 2014. We expect that our efforts to maintain or increase consumer traffic are likely to include, among other things, significant increases to our marketing expenditures and significant expenditures to increase the number of our engineering and product development personnel. There can be no assurance that any increases in our expenses will be successful in generating additional consumer traffic. Even if we are able to attract additional consumers to our marketplace, an increase in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products and display advertising. Accordingly, if we are unable to increase consumer traffic to our marketplace, or if we are unable to generate enough additional revenue to offset any increase in expenses related to increasing consumer traffic to our marketplace, our business and operating results would be harmed.

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

We closed the acquisition of Market Leader on August 20, 2013, and are in a period of accelerating our integration of Market Leader’s business and operations into our business and operations. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Market Leader acquisition and could harm our financial performance.

If we are unable to successfully or timely integrate the operations of Market Leader’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business and results of operations could be adversely affected.

The actual timing, costs and benefits of the Market Leader restructuring plan may differ from those currently expected which may harm our operating results.

In June 2014, we committed to a restructuring plan to accelerate the integration of our Market Leader operations with those of Trulia, designed to eliminate overlapping positions and streamline operations. The restructuring plan is subject to various risks, which could result in the actual timing, costs and benefits of the plan differing from those currently anticipated. These risks and uncertainties include, among others that: we may not be able to implement the planned restructuring in the timeframe currently planned; our costs related to such restructuring may be higher than currently estimated; and unanticipated disruptions to our operations may result in additional costs being incurred. As a result, our anticipated benefits may not be realized and may adversely impact our operating results.

Additionally, the restructuring plan may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale, which may cause our employees who were not affected by the restructuring plan to seek alternate employment. In addition, as a result of the restructuring plan, we may face an increased risk of employment litigation. We cannot assure you that we will not undertake additional restructuring activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring plan.

Purchase price accounting in connection with our acquisition of Market Leader requires estimates which may be subject to change in the future. Future changes to these estimates could impact our historical or future operating results.

The application of purchase price accounting requires that the total purchase price we paid for Market Leader be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. All amounts in excess of the fair value are recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, technologies, deferred tax assets, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. We identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed in connection with our acquisition of Market Leader at their estimated fair values as of the date of the acquisition. This process requires estimates by our management based upon the best available information at the time of the preparation of the financial statements. These estimates of fair value may change in the future as we finalize the purchase price allocation. We expect it may take until August 2014 to complete the purchase price allocation. Any future changes to our estimates of the fair value of the assets and liabilities of Market Leader as of the date of the acquisition could impact our historical or future operating results.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the six months ended June 30, 2014, our mobile products accounted for 46% of our total traffic, which has grown significantly since we launched our first subscription product for mobile devices in May 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile websites, including our Trulia mobile website and more than 143,000 agent websites powered by Market Leader. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our Trulia mobile website by zip code and by share of a given market. We monetize our Trulia mobile website and Trulia mobile applications through the sale of display advertisements and we also provide our Trulia subscribers rotational placement in a local lead form that appears on certain pages of our Trulia mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS or Android, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

Our key metrics of monthly unique visitors and mobile monthly unique visitors are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our metrics may be affected by applications that automatically contact our servers to access our online properties with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique visitor on the day such contact occurs. The calculations of monthly unique visitors and mobile monthly unique visitors presented in this report may be affected by this activity.

We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of monthly unique visitors and mobile monthly unique visitors may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, advertisers or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and real estate professionals and advertisers may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results.

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

We rely on advertising to attract consumers to our websites and to generate traffic and leads on these websites. As a result, we are subject to seasonal fluctuations in advertising rates and marketing services. Changing consumer behavior at various times throughout the year affects our advertising expenses. We expect that seasonal fluctuations in advertising costs will affect our operating expenses, as well as our operating margins.

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

In the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, our ten largest advertising partners accounted for more than 59%, 65%, and 63% of our Media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Substantially all of the communications, network, and computer hardware used to operate our trulia.com website and mobile applications are located at a single colocation facility in Santa Clara, California. Our software as a service operations depend on our ability to maintain and protect our computer systems, located in Bellevue, Washington and at other co-location facilities in Kent, Washington and other locations operated by third parties. While we have made investments to back up our system in the event of a disruption involving these facilities, our systems are not fully redundant. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

We have registered “Trulia” as a trademark in the United States, the European Union and Canada. We also hold thirty-six registered trademarks registered in the United States and five trademarks registered in Canada. We have five patents registered and eleven patents pending application in the United States. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms “Trulia” or “Market Leader.”

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $67.50 through July 31, 2014. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of June 30, 2014, we had 37,255,931 shares of common stock outstanding.

As of June 30, 2014 an aggregate of 2,391,150 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed registration statements to register approximately 11,889,738 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the 2020 Notes.

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

Trulia, Inc.

Date: August 8, 2014	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2014	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	First Amendment to Office Lease, dated July 25, 2014, between the Company and BXP Mission 535 LLC.

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.