Form 10-Q
period 2014-09-30
TRULIA, INC.
filed 2014-11-06
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, 37,805,698 shares of the registrant’s common stock were outstanding.

TRULIA, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRULIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212,114	$225,597
Accounts receivable, net of allowance of $103 and $411 as of September 30, 2014 and December 31, 2013, respectively	14,161	11,697
Prepaid expenses and other current assets	8,197	12,272

Total current assets	234,472	249,566
Restricted cash	6,912	1,589
Property and equipment, net	41,391	22,289
Intangible assets, net	106,439	117,888
Goodwill	255,904	255,904
Other assets	7,547	8,173

TOTAL ASSETS	$652,665	$655,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,799	$3,018
Accrued liabilities and restructuring costs	22,409	11,261
Accrued compensation and benefits	10,496	10,863
Deferred revenue	9,932	10,002
Deferred rent, current portion	813	1,035
Capital lease liability, current portion	24	51

Total current liabilities	45,473	36,230
Deferred rent, net of current portion	9,850	4,751
Capital lease liability, net of current portion	80	84
Long-term debt	230,000	230,000
Other long-term liabilities	3,538	3,268

TOTAL LIABILITIES	288,941	274,333

Commitments and contingencies (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of September 30, 2014 and December 31, 2013; no shares issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 38,841,254 and 37,668,476 shares issued as of September 30, 2014 and December 31, 2013, respectively; 37,755,350 and 36,582,572 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Treasury stock at $27.65, 1,085,904 shares as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	485,615	445,960
Accumulated deficit	(121,891)	(64,884)

TOTAL STOCKHOLDERS’ EQUITY	363,724	381,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$652,665	$655,409

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$67,144	$40,283	$185,719	$93,998
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	12,025	6,069	32,996	13,694
Technology and development	14,865	10,058	41,931	21,484
Sales and marketing	38,867	20,189	109,516	45,785
General and administrative	11,606	9,826	37,162	20,568
Acquisition costs	10,832	4,060	10,832	6,065
Restructuring costs	1,154	—	4,797	—

Total cost and operating expenses	89,349	50,202	237,234	107,596
Loss from operations	(22,205)	(9,919)	(51,515)	(13,598)
Interest and other income	109	33	400	112
Interest expense	(1,830)	(203)	(5,529)	(655)

Loss before provision for income taxes	(23,926)	(10,089)	(56,644)	(14,141)
(Provision) benefit for income taxes	(67)	7,869	(363)	7,529

Net loss per share attributable to common stockholders	$(23,993)	$(2,220)	$(57,007)	$(6,612)

Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.06)	$(1.54)	$(0.21)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,540,527	34,557,842	37,112,195	31,734,356

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,007)	$(6,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,907	6,288
Compensation paid in stock	29,073	10,668
Provision for doubtful accounts	(187)	325
Restructuring costs	2,858	—
Release of valuation allowance	—	(7,923)
Amortization of debt discount	—	105
Amortization of debt issue cost	100	21
Amortization of underwriters fees	654	—
Changes in operating assets and liabilities:
Accounts receivable	(2,277)	(6,961)
Prepaid expenses and other current assets	4,075	(1,802)
Other assets	(128)	—
Accounts payable	(913)	(5,334)
Accrued liabilities and restructuring costs	10,990	3,609
Accrued compensation and benefits	2,025	3,248
Deferred rent	4,877	—
Deferred revenue	(70)	(1,207)
Other long-term liabilities	88	(184)

Net cash provided by (used in) operating activities	15,065	(5,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and deposits	(5,323)	(1,087)
Maturities of short term investments	—	2,999
Purchases of property and equipment	(29,504)	(8,191)
Acquisition, net of cash acquired of $0 in 2014 and $9.7 million in 2013	—	(160,813)

Net cash used in investing activities	(34,827)	(167,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the follow-on public offering, net of underwriting discounts	—	114,056
Payments of costs related to the follow-on public offering	—	(1,034)
Repayments on capital lease liability	(31)	(167)
Repayments of long-term debt	—	(1,848)
Proceeds from exercise of stock options	9,765	5,445
Value of equity awards withheld for tax liabilities	(3,455)	(201)

Net cash provided by financing activities	6,279	116,251

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,483)	(56,600)
CASH AND CASH EQUIVALENTS—Beginning of period	225,597	100,017

CASH AND CASH EQUIVALENTS—End of period	$212,114	$43,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,128	$544

Cash paid for income taxes	$450	$395

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Compensation paid in stock capitalized in product development costs	$1,848	$407

Net change related to purchases of equipment in accounts payable and accrued liabilities	$(2,698)	$136

Purchases of equipment with accounts payable and accrued liabilities at period end	$1,266	$775

Number of common warrants exercised in a net settlement transaction	—	56,054

Number of stock appreciation rights exercised in net settlement transactions	73,404	—

Shares issued and assumed related to acquisition	—	5,340,271

See accompanying notes to condensed consolidated financial statements.

TRULIA, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Description of Business

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

Acquisition of Market Leader, Inc.

In August 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. (“Market Leader”) for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (the “Market Leader Merger Agreement”), each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of our common stock, for a total purchase consideration of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights, and restricted stock units of Market Leader were converted into stock options, stock appreciation rights, and restricted stock units, respectively, denominated in shares of our common stock based on the formulas set forth in the Market Leader Merger Agreement.

In June 2014, our board of directors approved a restructuring plan to accelerate the integration of our Market Leader operations with those of Trulia, to eliminate overlapping positions, and to streamline operations. We implemented this restructuring plan to shorten the time to market for our products and to drive further growth. Further detail on the restructuring is presented in Notes 2 and 11 of these condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2014, our results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014, or for any other interim period, or for any other future year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the operations of Trulia and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restructuring Costs

The main components of our restructuring plan relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to the employees and certain other criteria are met. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms, or at the cease-use date. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded. Further details on the restructuring are presented in Note 11 of these condensed consolidated financial statements.

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires that we make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; allowance for doubtful accounts; useful lives of property and equipment and intangible assets; recoverability of long-lived assets and intangible assets with definite lives; goodwill; income tax uncertainties, including a valuation allowance for deferred tax assets; accounting for business combinations; restructuring reserves; and contingencies. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for the fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

The carrying values of our financial instruments, including cash equivalents, accounts receivable, accounts payable, and restricted cash approximate their fair values. The estimated fair value and carrying value of our 2020 Notes as of September 30, 2014 were $315.5 million and $230.0 million, respectively. We determined the estimated fair value of the 2020 Notes through use of option pricing and discounted cash flow models. The fair value is classified as Level III due to the use of significant unobservable inputs such as estimated long-term volatility of our common stock and credit risk premium. The estimated fair value and carrying value of our 2020 Notes as of December 31, 2013 were $252.0 million and $230.0 million, respectively. The following table sets forth the fair value of our financial assets remeasured on a recurring basis, by level within the fair value hierarchy (in thousands):

	As of September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	6,912	—	—	6,912

Total financial assets	$13,595	$—	$—	$13,595

	As of December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	1,589	—	—	1,589

Total financial assets	$8,272	$—	$—	$8,272

None of the cash equivalents or the restricted cash held by us had unrealized losses and there were no realized losses for the three and nine months ended September 30, 2014 and 2013. There were no other-than-temporary impairments for these instruments as of September 30, 2014 and December 31, 2013. In the nine months ended September 30, 2014, our restricted cash increased by $5.3 million, of which $3.8 million was related to our new lease agreement in San Francisco, and $968,000 related to the amendment of our continuing lease agreement in Denver. As of September 30, 2014 the contractual maturities of all certificates of deposit were from less than one year to less than three years.

Our cash equivalents include all credit card and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month. The amounts due from third party merchant processors for these transactions that are included in our cash equivalents totaled $778,000 and $349,000 as of September 30, 2014 and December 31, 2013, respectively.

4.	Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Computer equipment	$8,692	$7,275
Capitalized product development costs	19,498	9,934
Furniture and fixtures	4,175	3,276
Leasehold improvements	12,422	8,985
Software	1,833	183
Equipment not yet in service	15,074	3,868

Total property and equipment	61,694	33,521
Less: accumulated depreciation and amortization	(20,303)	(11,232)

Total property and equipment, net	$41,391	$22,289

As of September 30, 2014 and December 31, 2013, property and equipment under capital lease included within the computer equipment balance above amounted to $105,000 and $261,000, respectively, with accumulated depreciation of $16,000 and $87,000, respectively. Depreciation expense was $3.9 million and $1.6 million, respectively, for the three months ended September 30, 2014 and 2013; and $9.2 million and $4.5 million, respectively, for the nine months ended September 30, 2014 and 2013.

We capitalized costs associated with product development of $5.2 million and $2.0 million, respectively, for the three months ended September 30, 2014 and 2013; and $13.6 million and $5.1 million, respectively, for the nine months ended September 30, 2014 and 2013. Amortization expense for product development costs included in the technology and development expenses was $1.8 million and $559,000, respectively, for the three months ended September 30, 2014 and 2013; and $6.3 million and $1.2 million, respectively, for the nine months ended September 30, 2014 and 2013.

5.	Intangible Assets

As noted in Note 1 of these condensed consolidated financial statements, during the third quarter of fiscal year 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. for 4,412,489 shares of our common stock and $170.5 million in cash, for a total purchase price of $372.7 million. The total purchase price was allocated to the preliminary net tangible and intangible assets based on their preliminary fair values as of August 20, 2013. For this business combination the measurement period allowed by FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), expired and the purchase price allocation to the net tangible and intangible assets was finalized on August 20, 2014. No significant purchase price adjustments were made during the measurement period. The excess of the purchase price over the net tangible and intangibles assets was recorded as goodwill. The total value allocated to the intangible assets was $123.1 million.

The following tables present the detail of intangible assets subject to amortization (in thousands):

	As of September 30, 2014
	Gross	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(3,227)	$25,773
Premium users	15,200	(3,383)	11,817
Existing technology	32,300	(5,135)	27,165
Trade names	42,900	(4,774)	38,126
Home/MLS data feeds	3,700	(412)	3,288
Other	898	(628)	270

Total	$123,998	$(17,559)	$106,439

	As of December 31, 2013
	Gross	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(1,052)	$27,948
Premium users	15,200	(1,103)	14,097
Existing technology	32,300	(1,675)	30,625
Trade names	42,900	(1,557)	41,343
Home/MLS data feeds	3,700	(134)	3,566
Other	701	(392)	309

Total	$123,801	$(5,913)	$117,888

Amortization expense was $3.9 million and $1.8 million, respectively, for the three months ended September 30, 2014 and 2013; and $11.7 million and $1.8 million, respectively, for the nine months ended September 30, 2014 and 2013.

Future amortization expense is expected to be as follows over each of the next five years (in thousands):

Total
2014 (remaining three months)	$3,908
2015	15,275
2016	15,230
2017	15,230
2018	14,127
Thereafter	42,669

Total	$106,439

6.	Debt

Convertible Senior Notes

As discussed in Notes 1 and 3 of these condensed consolidated financial statements, on December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. The estimated fair value and carrying value of the 2020 Notes as of September 30, 2014 were $315.5 million and $230.0 million, respectively.

The conversion option of the 2020 Notes has no cash settlement provisions. Total issuance costs for the 2020 Notes were $7.6 million. We use the effective interest method to amortize the debt issuance costs. We believe that the conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

Upon completion of the Zillow Merger, the 2020 Notes will become obligations of HoldCo, and will become convertible for shares of HoldCo Class A common stock. Additional details on the Merger Agreement and the Zillow Merger are presented in Note 1 of these condensed consolidated financial statements.

We recognized interest expense related to the 2020 Notes in the three and nine months ended September 30, 2014 of $1.8 million and $5.5 million, respectively. The amortization of debt issuance costs related to the 2020 Notes in the three and nine months ended September 30, 2014 was $241,000 and $724,000, respectively, which amounts were recorded as part of the interest expense.

Credit Facility

In September 2011, we entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”), issuable in tranches, with a financial institution. Under the Credit Facility, the two tranches of $5.0 million each were drawn down in full in September 2011, the first of which was used to pay down our debt from our previous credit facility. On December 31, 2012, the drawdown period for the remaining $10.0 million expired. As of September 30, 2013 there was no unused credit balance under this Credit Facility.

The Credit Facility carried an interest rate equal to the greater of the prime rate plus 2.75%, or 6%, for the first tranche, and a rate equal to the greater of the prime rate plus 5.5%, or 8.75%, for the second tranche. The loan facility was subject to interest-only payments through March 2013, and since then was repayable in 30 equal monthly installments of principal and interest, and had a maturity date of September 2015. On December 17, 2013, when the outstanding balance of the Credit Facility was $7.2 million we repaid the Credit Facility with the proceeds from the 2020 Notes discussed above. We recorded a loss on debt extinguishment of $141,000 in December 2013.

7.	Commitments and Contingencies

Operating Leases

We lease our corporate offices under noncancelable operating leases in San Francisco, Bellevue, Denver, and New York that range from one to nine years in term.

Rent expense from the leases of the facilities we currently occupy is recognized on a straight-line basis over the lease term. The rent expense was $1.4 million and $783,000, respectively, for the three months ended September 30, 2014 and 2013; and $3.8 million and $2.1 million, respectively, for the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, our minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2014 (remaining three months)	$1,643
2015	7,841
2016	8,577
2017	8,788
2018	9,033
Thereafter	37,246

Total minimum lease payments	$73,128

Contingencies

Zillow Litigation

In September 2012, Zillow, Inc. (“Zillow”) filed a lawsuit against us alleging patent infringement of US patent 7,970,674 (the “764 Patent”). Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees.

We believe we have meritorious defenses and we intend to vigorously defend the claims against us. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 11, 2013, we filed a motion to stay pending the review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. On October 2, 2014, we reached an agreement with Zillow to terminate the covered business method patent under review by the PTO and the district court litigation during the pendency of our proposed acquisition by Zillow. If the acquisition does not close, we may reinstitute the covered business method review and Zillow may reinstitute the district court litigation.

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

Zillow Merger Litigation

Between August 7, 2014 and August 20, 2014, four plaintiffs filed purported class action lawsuits against us and our directors, Zillow and HoldCo in connection with the Zillow Merger. Three of those purported class actions were brought in the Delaware Court of Chancery, captioned Shue et al. v. Trulia, Inc., et al., Case No. 10020 (August 7, 2014), Sciabacucci et al. v. Trulia, Inc., et al., Case No. 10022 (August 8, 2014), and Steinberg et al. v. Trulia, Inc. et al., Case No. 10049 (August 20, 2014). The fourth of those purported class actions was brought in the Superior Court of the State of California for the County of San Francisco, captioned Collier et al. v. Trulia, Inc., et al., Case No. CGC 14-540985 (August 7, 2014).

Each of the lawsuits alleges that our directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. The Collier complaint filed in Delaware and the Sciabacucci complaint (as amended, as described below) also allege that our directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, with respect to the contents of HoldCo’s registration statement on Form S-4. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of the Zillow Merger and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and orders directing the individual defendants to account for alleged damages suffered by the plaintiff and the purported class as a result of the defendants’ alleged wrongdoing.

On September 23, 2014, the plaintiff in the Sciabacucci action filed an amended complaint, alleging substantially the same claims and seeking substantially the same relief as in the original complaint, and on September 24, 2014, the plaintiff filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 7, 2014, the plaintiff in the Collier action filed a new complaint in Delaware Court of Chancery, captioned Collier et al. v. Trulia, Inc., et al., Case No. 10209 (October 7, 2014), alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, the plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation, C.A. No. 10020-CB and appointed a lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. The hearing on the preliminary injunction motion is set for December 3, 2014. We believe that the foregoing lawsuits are entirely without merit and intend to defend against the actions vigorously.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of September 30, 2014 and December 31, 2013.

8.	Stockholders’ Equity

Common Stock

As of September 30, 2014 and December 31, 2013, we had reserved shares of our common stock for issuance as follows:

	As of September 30, 2014	As of December 31, 2013
Stock options and awards issued and outstanding	6,163,846	6,452,832
Stock options and awards available for grant under 2012 Plan	2,577,790	1,976,815
Stock options and awards available for grant under the 2004 Plan	246,124	82,784

Total	8,987,760	8,512,431

9.	Compensation paid in stock

2005 Stock Plan

We granted options under our 2005 Stock Incentive Plan (the “2005 Plan”) until September 2012 when the 2005 Plan was terminated. Since the date of the plan termination, no more stock options or awards were issued under the plan; however, the stock options issued prior to the plan termination continue to be outstanding. Under the terms of the 2005 Plan, we had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards (“RSA”), and restricted stock units (“RSU”). The options were granted at a price per share not less than 100% of the fair market value per share at the grant date. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

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

Market Leader 2004 Equity Incentive Plan

In connection with our acquisition of Market Leader and pursuant to the Market Leader Merger Agreement, we assumed Market Leader’s 2004 Equity Incentive Plan (“2004 Plan”), including all outstanding shares of restricted stock, all outstanding stock appreciation rights, all outstanding options, and all shares available for future issuance under the 2004 Plan, and all of such securities became issuable for shares of our common stock. We may make equity-based awards, to the extent permissible by applicable law and NYSE rules, under the terms of the 2004 Plan to issue the reserved but unissued shares under the 2004 Plan and the shares that would otherwise be returned to the 2004 Plan due to (i) awards that lapse, expire, terminate, or are canceled prior to the issuance of shares thereunder or (ii) shares of common stock that are issued under the 2004 Plan and thereafter are forfeited to or otherwise reacquired by us.

As of the date we assumed the 2004 Plan, a total of 283,522 shares of common stock were available for issuance. The shares available were increased on January 1, 2014 by 202,770 shares under the automatic annual increase provisions of the 2004 Plan.

We did not assume House Value’s 1999 Stock Incentive Plan (the “1999 Plan”). However, pursuant to the Market Leader Merger Agreement we have assumed all outstanding shares of restricted stock, all outstanding stock appreciation rights, and all outstanding options issued under the 1999 Plan. These equity awards will continue to be outstanding and will be governed by the provisions of the 1999 Plan.

The total shares of common stock available for grant under our 2012 Plan and 2004 Plan were 2,823,914 and 2,059,599, respectively, as of September 30, 2014 and December 31, 2013.

Equity Awards Activity

The equity awards activity under the 2005 Plan, 2012 Plan, 1999 Plan, and 2004 Plan presented below includes employee and non-employee awards. Non-employee awards and awards that are classified as a liability are remeasured at fair value at the end of each reporting period. Any changes in fair value as a result of this remeasurement are recorded as cumulative compensation cost.

Stock Option Activity

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	3,088,449	$13.90	7.42	$68,131
Granted	337,798	38.72
Canceled	(264,508)	29.77
Exercised	(763,731)	12.74

Balance—September 30, 2014	2,398,008	$16.01	7.18	$79,073

Options exercisable—September 30, 2014	1,285,262	$9.22	6.21	$51,043

Options vested and expected to vest—September 30, 2014	2,273,745	$15.62	7.11	$76,067

The options exercisable as of September 30, 2014 included options that were exercisable prior to vesting. None of the options were exercised that would result in a liability as of September 30, 2014. The weighted average grant date fair value of options granted was $24.84 and $19.70, respectively, for the three months ended September 30, 2014 and 2013; and $17.23 and $14.96, respectively, for the nine months ended September 30, 2014 and 2013.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $13.4 million and $18.3 million, respectively, for the three months ended September 30, 2014 and 2013; and $24.5 million and $35.2 million, respectively, for the nine months ended September 30, 2014 and 2013.

The total estimated grant date fair value of employee options vested was $2.0 million and $5.0 million, respectively, for the three months ended September 30, 2014 and 2013; and $5.9 million and $4.1 million, respectively, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the total unrecognized compensation cost related to non-vested stock options granted to employees was $12.4 million, net of estimated forfeitures of $5.8 million. This cost will be amortized on a straight-line basis over a weighted average remaining vesting period of 2.3 years.

Stock Appreciation Rights Activity

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	127,544	$11.83	3.08	$2,990
Granted	—	—
Canceled	(3,259)	16.09
Exercised	(73,404)	11.40

Balance—September 30, 2014	50,881	$12.18	2.36	$1,869

Exercisable—September 30, 2014	7,240	$11.44	2.30	$271

Vested and expected to vest—September 30, 2014	46,194	$12.16	2.36	$1,697

We measure the fair value of our stock appreciation rights similar to stock options. Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire on the earlier of five years from the date of grant or ninety days following termination of employment.

The aggregate intrinsic value of stock appreciation rights exercised was $2.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2014. No stock appreciation rights were exercised in the three and nine months ended September 30, 2013. The total estimated grant date fair value of employee stock appreciation rights vested was $980,000 and $280,000, respectively, for the three months ended September 30, 2014 and 2013; and $1.8 million and $280,000, respectively, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014 the total unrecognized compensation cost related to non-vested stock appreciation rights was $1.3 million, net of estimated forfeitures of $195,000. This cost will be amortized on a straight-line basis over a weighted average remaining vesting period of 1.37 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—January 1, 2014	1,660,589	$35.28	1.94	$58,569
Granted	1,538,372	44.16
Canceled	(241,975)	27.68
Released	(432,029)	32.31

Unvested—September 30, 2014	2,524,957	$38.37	2.42	$123,609

Restricted stock units expected to vest—September 30, 2014	1,934,635	$38.37	2.29	$94,604

In the three months ended September 30, 2014 we granted restricted stock units to certain of our employees in connection with the Zillow Merger. These awards will vest on the earlier of: (i) immediately prior to the closing of the Merger; or (ii) 18 months. We recorded a $2.3 million stock-based compensation expense associated with these awards in the three months ended September 30, 2014.

As of September 30, 2014 the total unrecognized compensation cost related to the unvested RSUs granted to employees was $84.3 million, net of estimated forfeitures of $16.5 million. This cost will be amortized on a straight-line basis over a weighted average remaining vesting period of 2.42 years.

In May and August of 2013 we granted 2,105,000 stock unit awards in relation to the Market Leader acquisition, of which 1,576,250 were performance based awards (PSU) and 528,750 were time based awards. The performance based awards were contingent upon closing of the Market Leader acquisition referred to in Note 1 of these condensed consolidated financial statements, achievement of certain performance metrics, including comparative market-based returns, and the employees’ continued service relationship with us. The time based awards were contingent upon closing of the Market Leader acquisition and the employees’

continued service relationship with us. On August 20, 2013 the first contingency was resolved when we closed the acquisition of Market Leader. Hence, the time-based awards were classified as restricted stock units and included in the RSU table above. The performance-based awards are summarized in the table below.

	PSUs Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Unvested—January 1, 2014	1,576,250	$22.84	3.0	$55,594
Granted	—
Canceled	(386,250)
Released	—

Unvested—September 30, 2014	1,190,000	$20.10	2.88	$58,191

Restricted stock units expected to vest—September 30, 2014	1,076,612	$20.10	2.88	$52,646

We estimated the fair value of the performance based awards using a Monte Carlo simulation model.

As of September 30, 2014 the total unrecognized compensation cost related to the unvested performance based awards was $15.3 million, net of estimated forfeitures of $8.5 million. This cost will be amortized on a straight-line basis over a weighted average remaining vesting period of 2.88 years.

Summary of Assumptions

The fair value of employee stock options and stock appreciation rights was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	5.2	5.4	5.3	5.5
Expected volatility	48%	52%	48%	52%
Risk-free interest rate	1.8%	1.6%	1.7%	1.1%
Dividend rate	0%	0%	0%	0%

The fair value of the performance based awards with market based condition was estimated using the Monte Carlo simulation model with the following weighted average assumptions:

	As of May 29, 2013	As of August 29, 2013
Stock price	$30.31	$41.67
Simulation period	2.93 years	2.68 years
Risk free rate	0.47%	0.65%
Volatility	52.6%	52.6%
Dividend yield	0%	0%
Cost of equity	12.6%	12.3%

Compensation Paid in Stock

We recorded compensation expense for the stock based awards granted to employees and other compensation paid in stock as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation paid in stock related to vesting of stock based awards:
Cost of revenue	$1,129	$200	$1,749	$298
Technology and development	2,179	2,039	6,359	3,028
Sales and marketing	2,391	1,526	8,963	2,348
General and administrative	3,476	3,525	12,002	4,994

Total compensation paid in stock related to vesting of stock based awards	9,175	7,290	29,073	10,668

Other compensation paid in stock:
Restructuring cost	—	—	82	—

Total compensation paid in stock	$9,175	$7,290	$29,155	$10,668

We capitalized compensation paid in stock in product development costs of $894,000 and $174,000, respectively, for the three months ended September 30, 2014 and 2013; and $1.7 million and $407,000, respectively, for the nine months ended September 30, 2014 and 2013.

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(23,993)	$(2,220)	$(57,007)	$(6,612)

Weighted average shares used in computing basic and diluted net loss per share	37,540,527	34,557,842	37,112,195	31,734,356

Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.06)	$(1.54)	$(0.21)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2014	2013
Stock options to purchase common stock	2,398,008	3,500,220
Restricted stock units	3,714,957	3,226,248
Stock appreciation rights	50,881	159,713
Heldback shares in connection with Movity acquisition	—	30,524
2020 Notes	6,400,969	—

11.	Restructuring

In June 2014, as an ongoing effort to fully integrate Market Leader’s operations, we committed to a restructuring plan according to which we reduced headcount by 83 employees and incurred certain contract termination and other costs. We anticipate that we will substantially complete these restructuring activities by the end of the fourth quarter of 2014.

A summary of total restructuring activities is shown in the table below (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring costs	$598	$2,168	$877	$3,643
Cash payments	(329)	—	(649)	(978)

Balance as of June 30, 2014	269	2,168	228	2,665

Restructuring costs	565	614	45	1,224
Cash payments	(591)	(6)	(192)	(789)
Non-cash	(82)	—	—	(82)
Change in estimate	(25)	—	(45)	(70)

Balance as of September 30, 2014	$136	$2,776	$36	$2,948

In the nine months ended September 30, 2014, we incurred $4.8 million in restructuring costs, of which $4.3 million was general and administrative in nature. The restructuring accruals, which totaled $3.0 million at September 30, 2014, are recorded as part of the accrued liabilities in our condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

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

As a result of the acquisition of Market Leader in August 2013, we recorded a tax benefit of $7.9 million as a discrete item in the three months ended September 30, 2013. This tax benefit resulted from a partial release of our valuation allowance immediately prior to the acquisition since the acquired deferred tax liabilities from Market Leader would provide a source of income for us to realize a portion of its deferred tax assets, for which a valuation allowance was no longer needed.

13.	Self-Insurance

We are self-insured for a portion of our employees’ medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from individual claims during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included in the accrued compensation and benefits balance in our condensed consolidated balance sheets and was $702,000 and $225,000, respectively, at September 30, 2014 and December 31, 2013.

14.	Employee Benefit Plan

Effective April 1, 2014, we have a single defined contribution 401(k) retirement plan covering Trulia and Market Leader employees who have met certain eligibility requirements (the “Trulia 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

We currently match up to 4% of employee contributions under the Trulia 401(k) Plan. Our expense related to the Trulia 401(k) Plan was $689,000 and $278,000, respectively, for the three months ended September 30, 2014 and 2013; and $1.9 million and $809,000, respectively, for the nine months ended September 30, 2014 and 2013.

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals, and a comprehensive database of real estate information and local insights. We also offer free and subscription-based products that provide comprehensive marketing and customer relationship management (CRM) solutions for real estate professionals. In the three months ended September 30, 2014, we had approximately 55 million monthly unique visitors. In addition, as of September 30, 2014, we had more than 520,000 active real estate professionals in our Trulia marketplace and 179,000 active real estate professionals using our Market Leader software and services. Approximately 78,000 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers).

Our large, continually refreshed, and searchable database contains approximately 114 million properties, including 3.2 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices, and historical earthquake, flood and other natural disaster data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With 15.7 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, and Kindle Fire applications and also provide tailored mobile experiences, such as GPS-based search.

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

•	Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses trulia.com (including our Trulia blogs), any of our more than 148,292 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. If an individual accesses any of the websites or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. If an individual accesses more than any one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. The third quarter of 2013 was the first quarter in which we included our consumer facing blogs in our monthly unique visitor count, and starting in March 2014 of the first quarter of 2014 we began including all other blogs in our monthly unique visitor count. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the three months ended September 30, 2014, the total number of monthly unique visitors increased to 55 million from 40.6 million in the three months ended September 30, 2013, a 36% increase. We attribute the growth in our monthly unique visitors principally to our marketing campaign efforts, the popularity of our mobile products, and the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•	Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses trulia.com (including our Trulia blogs starting March 2014), any of our more than 148,292 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in our monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the three months ended September 30, 2014, the number of mobile monthly unique visitors increased to 29.9 million from 15.8 million in the three months ended September 30, 2013, a 89% increase. We attribute this growth to our marketing campaign efforts, the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through trulia.com, or Trulia’s mobile websites or applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. In the three months ended September 30, 2014, new contributions to user-generated content increased by approximately 1.2 million contributions, and we now have over 15.7 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to trulia.com and our Trulia mobile websites and applications. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•	Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. This includes agents using our premium software-as-a-service product under a licensed purchased by their brokerage, and excludes subscribers to certain legacy Market Leader properties, such as activerain.com and SharperAgent. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of September 30, 2014, we had approximately 78,000 total subscribers, a 38% increase from approximately 56,000 total subscribers as of September 30, 2013, assuming a 20% overlap between Trulia and Market Leader. We attribute the growth in our total subscribers to our increasing sales and marketing efforts, principally from the growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•	Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions of our lead generation products and our software as a service products in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period, and assumes a 20% overlap between Trulia and Market Leader. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace and the performance of our software as a service subscription products for real estate professionals, and we monitor changes in this metric to measure the effectiveness of our monetization strategy. As our new and existing subscribers mature, we have been able to increase our average monthly revenue per subscriber by launching new products to sell to these customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our Trulia subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for these products. While our average monthly revenue per subscriber has increased and may continue to increase in absolute dollars year-over-year, the rate of increase has slowed and we expect that the rate of increase may continue to slow. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of the consolidation of the historically lower Market Leader average monthly revenue per subscriber into this key business metric, our larger subscriber base and the resulting challenge associated with achieving higher growth rates and our efforts to introduce new, lower priced, entry level lead generation products to attract new subscribers. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Three Months Ended September 30,
	2014	2013
Monthly unique visitors (in thousands)	55,044	40,556
Mobile monthly unique visitors (in thousands)	29,900	15,817
New contributions to user-generated content (in thousands)	1,229	1,169
Total subscribers (at period end)	77,914	56,468
Average monthly revenue per subscriber ($)	204	189

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

Media Revenue. Media revenue primarily consists of display advertising sold on a Cost per Thousand (“CPM”), CPC, and CPL basis to advertisers promoting their brand on trulia.com, our mobile website, m.trulia.com and our partners websites (cumulatively “Trulia Websites”). Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Revenue is recognized in the periods the clicks or impressions are delivered. Pricing is primarily based on advertisement size and position on the Trulia Websites and fees are generally billed monthly. As our mobile web pages and mobile applications offer less space on which to display advertising, a shift in user traffic from our websites to mobile products could decrease our advertising inventory and negatively affect our Media revenue. Recently, we have experienced a shift in user traffic as our mobile monthly unique visitors continued to grow at a rapid pace and our monthly unique visitors have stayed relatively constant.

During the three months ended September 30, 2014 and 2013, we recognized marketplace revenue and media revenue as follows:

	Three Months Ended September 30,
	2014	2013
Marketplace Revenue	$55,875	$31,308
Media Revenue	$11,269	$8,975

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

Interest Income. Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest Expense. Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our long-term debt.

Provision for Income Taxes. Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which include estimates for revenue recognition, allowance for doubtful accounts, goodwill, impairment of long-lived assets, product development costs, compensation paid in stock, income taxes, accounting for business combination, useful lives and recoverability of the purchased intangible assets, contingencies, as well as estimates in the three months ended September 30, 2014 related to accounting for restructuring costs, are critical to understanding our historical and future performance, as these policies relate to the critical areas involving our judgments and estimates, and as such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Statement of Operations Data:
Revenue	$67,144	$40,283	$185,719	$93,998
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization of product development costs) (2)	12,025	6,069	32,996	13,694
Technology and development	14,865	10,058	41,931	21,484
Sales and marketing	38,867	20,189	109,516	45,785
General and administrative	11,606	9,826	37,162	20,568
Acquisition costs	10,832	4,060	10,832	6,065
Restructuring costs	1,154	—	4,797	—

Total cost and operating expenses	89,349	50,202	237,234	107,596
Loss from operations	(22,205)	(9,919)	(51,515)	(13,598)
Interest and other income	109	33	400	112
Interest expense	(1,830)	(203)	(5,529)	(655)

Loss before provision for income taxes	(23,926)	(10,089)	(56,644)	(14,141)
(Provision) benefit for income taxes	(67)	7,869	(363)	7,529

Net loss attributable to common stockholders	$(23,993)	$(2,220)	$(57,007)	$(6,612)

(1)	Compensation paid in stock was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation paid in stock related to vesting of stock based awards:
Cost of revenue	$1,129	$200	$1,749	$298
Technology and development	2,179	2,039	6,359	3,028
Sales and marketing	2,391	1,526	8,963	2,348
General and administrative	3,476	3,525	12,002	4,994

Total compensation paid in stock related to vesting of stock based awards	9,175	7,290	29,073	10,668

Other compensation paid in stock:
Restructuring cost	—	—	82	—

Total compensation paid in stock	$9,175	$7,290	$29,155	$10,668

(2) Amortization of product development costs was included in technology and development as follows:	$1,817	$559	$6,263	$1,155

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percentage of Revenue:**
Revenue	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	18	15	18	14
Technology and development	22	25	23	23
Sales and marketing	58	50	59	49
General and administrative	17	24	20	22
Acquisition costs	16	10	6	6
Restructuring costs	2	—	3	—

Total cost and operating expenses	133	125	128	114
Loss from operations	(33)	(25)	(28)	(14)
Interest and other income	*	*	*	—
Interest expense	(3)	(1)	(3)	(1)

Loss before provision for income taxes	(36)	(25)	(30)	(15)
(Provision) benefit for income taxes	*	20	*	8

Net loss attributable to common stockholders	(36)%	(6)%	(31)%	(7)%

*	Less than 0.5% of revenue.
**	Columns may not add up to 100% due to rounding.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net loss attributable to common stockholders	$(23,993)	$(2,220)	$(57,007)	$(6,612)
Non-GAAP adjustments:
Interest and other income	(109)	(33)	(400)	(112)
Interest expense	1,830	203	5,529	655
Depreciation and amortization	7,754	3,380	20,907	6,288
Compensation paid in stock	9,175	7,290	29,073	10,668
Provision (benefit) for income taxes	67	(7,869)	363	(7,529)
Acquisition related costs	10,832	4,060	10,832	6,065
Restructuring related costs	1,154	—	4,797	—

Adjusted EBITDA	$6,710	$4,811	$14,094	$9,423

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Revenue	$67,144	$40,283	67%

Revenue increased to $67.1 million in the three months ended September 30, 2014 from $40.3 million in the three months ended September 30, 2013, an increase of $26.8 million, or 67%. Marketplace revenue and Media revenue represented 83% and 17%, respectively, of total revenue in the three months ended September 30, 2014, compared to 78% and 22%, respectively, of total revenue in the three months ended September 30, 2013. The increase in total revenue was primarily attributable to the growth in our subscriber base, an increase in the average revenue per subscriber, the growth in our monthly unique visitors, and increased sales of our Trulia Mobile Ads and Trulia Seller Ads subscription products.

During the three months ended September 30, 2014 and 2013, we recognized Marketplace revenue and Media revenue as follows:

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Marketplace revenue	$55,875	$31,308	78%
Media revenue	11,269	8,975	26%

Total revenue	$67,144	$40,283	67%

Marketplace revenue increased to $55.9 million in the three months ended September 30, 2014 from $31.3 million in the three months ended September 30, 2013, an increase of $24.6 million, or 78%. This increase was primarily attributable to the growth in our subscriber base, the growth in sales of our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, and an increase in the average revenue per subscriber.

Overall our subscriber base grew by 38% to approximately 78,000 subscribers as of September 30, 2014 from 56,468 subscribers as of September 30, 2013. However, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the three months ended September 30, 2014. Our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, contributed to Marketplace revenue growth in the three months ended September 30, 2014. The average monthly revenue per subscriber increased from $189 in the three months ended September 30, 2013 to $204 in the three months ended September 30, 2014, largely due to increased sales of these products.

Media revenue increased to $11.3 million in the three months ended September 30, 2014 from $9.0 million in the three months ended September 30, 2013, an increase of $2.3 million, or 26%. This increase is driven by the strong execution in our builder, credit, and display advertising areas, as well as continued rapid growth of our mobile monthly unique visitors, as our monthly unique visitors stayed relatively constant.

Cost of Revenue

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Cost of revenue	$12,025	$6,069	98%

Cost of revenue increased to $12.0 million in the three months ended September 30, 2014 from $6.1 million in the three months ended September 30, 2013, an increase of $5.9 million, or 98%. The increase was primarily due to a $3.5 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 41% increase in headcount in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Also, $1.1 million of the increase was related to lead acquisition.

Technology and Development Expenses

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Technology and development	$14,865	$10,058	48%

Technology and development expenses increased to $14.9 million in the three months ended September 30, 2014 from $10.1 million in the three months ended September 30, 2013, an increase of $4.8 million, or 48%. The increase was primarily due to a $3.1 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 15% increase in headcount in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Also, $632,000 of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $940,000 was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

Sales and Marketing Expenses

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Sales and marketing	$38,867	$20,189	93%

Sales and marketing expenses increased to $38.9 million in the three months ended September 30, 2014 from $20.2 million in the three months ended September 30, 2013, an increase of $18.7 million, or 93%. The increase was primarily due to an $8.5 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 13% increase in headcount in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Also, $8.2 million of the increase was related to our marketing and advertising activities, $860,000 was related to the amortization of the intangible assets acquired in the Market Leader transaction, $320,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $730,000 was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

General and Administrative Expenses

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
General and administrative	$11,606	$9,826	18%

General and administrative expenses increased to $11.6 million in the three months ended September 30, 2014 from $9.8 million in the three months ended September 30, 2013, an increase of $1.8 million, or 18%. The increase was primarily due to a $2.1 million net increase in labor and facilities related costs, including compensation paid in stock, which reflects a 10% decrease in headcount in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as a result of our restructuring plan. Also, $588,000 was related to the amortization of the intangible assets acquired in the Market Leader transaction, and $507,000 was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger. This was offset by a $1.7 million decrease in the compensation paid in stock related to forfeitures of certain performance-based awards granted in connection with the Market Leader acquisition.

Acquisition Costs

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Acquisition costs	$10,832	$4,060	167%

In the three months ended September 30, 2014 we incurred $10.8 million of expenses in connection with the Zillow Merger described elsewhere in this Quarterly Report on Form 10-Q primarily related to legal and other professional fees, compared to $4.1 million of expenses incurred in connection with our acquisition of Market Leader in the three months ended September 30, 2013.

Restructuring Costs

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Restructuring costs	$1,154	$—	100%

In the three months ended September 30, 2014 we incurred $1.2 million of expenses in connection with the restructuring activities related to our ongoing integration of Market Leader, which is described elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense

	Three Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Interest expense	$1,830	$203	802%

Interest expense increased to $1.8 million in the three months ended September 30, 2014 from $203,000 in the three months ended September 30, 2013, an increase of $1.6 million, or 802%. The increase is primarily related to the 2020 Notes that we issued in December 2013, which accrue interest at 2.75% annually.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Revenue	$185,719	$93,998	98%

Revenue increased to $185.7 million in the nine months ended September 30, 2014 from $94.0 million in the nine months ended September 30, 2013, an increase of $91.7 million, or 98%. Marketplace revenue and Media revenue represented 83% and 17%, respectively, of total revenue in the nine months ended September 30, 2014, compared to 76% and 24%, respectively, of total revenue in the nine months ended September 30, 2013. The increase in total revenue was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, an increase in the average revenue per subscriber, the growth in our monthly unique visitors, and increased sales of our Trulia Mobile Ads, and Trulia Seller Ads subscription products.

During the nine months ended September 30, 2014 and 2013, we recognized Marketplace revenue and Media revenue as follows:

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Marketplace revenue	$154,821	$71,231	117%
Media revenue	30,898	22,767	36%

Total revenue	$185,719	$93,998	98%

Marketplace revenue increased to $154.8 million in the nine months ended September 30, 2014 from $71.2 million in the nine months ended September 30, 2013, an increase of $83.6 million, or 117%. This increase was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, the growth in sales of our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, and an increase in the average revenue per subscriber.

Overall our subscriber base grew by 38% to approximately 78,000 subscribers as of September 30, 2014 from 56,468 subscribers as of September 30, 2013. However, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the nine months ended September 30, 2014. Our Trulia Mobile Ads and Trulia Seller Ads subscription products contributed to Marketplace revenue growth in the nine months ended September 30, 2014. The average monthly revenue per subscriber increased from $189 in the nine months ended September 30, 2013 to $205 in the nine months ended September 30, 2014, largely due to increased sales of these products.

Media revenue increased to $30.9 million in the nine months ended September 30, 2014 from $22.8 million in the nine months ended September 30, 2013, an increase of $8.1 million, or 36%. This increase is driven by the strong executions in our builder, credit, and display advertising areas, as well as continued rapid growth of our mobile monthly unique visitors, as our monthly unique visitors stayed relatively constant.

Cost of Revenue

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Cost of revenue	$32,996	$13,694	141%

Cost of revenue increased to $33.0 million in the nine months ended September 30, 2014 from $13.7 million in the nine months ended September 30, 2013, an increase of $19.3 million, or 141%. The increase was primarily due to a $9.7 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 78% increase in headcount in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, partially as a result of the Market Leader acquisition. Also, $5.7 million of the increase was related to lead acquisition.

Technology and Development Expenses

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Technology and development	$41,931	$21,484	95%

Technology and development expenses increased to $41.9 million in the nine months ended September 30, 2014 from $21.5 million in the nine months ended September 30, 2013, an increase of $20.4 million, or 95%. The increase was primarily due to a $14.2 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 62% increase in headcount in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, partially as a result of the Market Leader acquisition. Also, $2.9 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, $575,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $940,000 was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

Sales and Marketing Expenses

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Sales and marketing	$109,516	$45,785	139%

Sales and marketing expenses increased to $109.5 million in the nine months ended September 30, 2014 from $45.8 million in the nine months ended September 30, 2014, an increase of $63.7 million, or 139%. The increase was primarily due to a $34.3 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 64% increase in headcount in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, partially as a result of the Market Leader acquisition. Also, $21.8 million of the increase was related to our marketing and advertising activities, $4.1 million was related to the amortization of the intangible assets acquired in the Market Leader transaction, $1.9 million was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $730,000 was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

General and Administrative Expenses

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
General and administrative	$37,162	$20,568	81%

General and administrative expenses increased to $37.2 million in the nine months ended September 30, 2014 from $20.6 million in the nine months ended September 30, 2013, an increase of $16.6 million, or 81%. The increase was primarily due to a $10.2 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 48% increase in headcount in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, partially as a result of the Market Leader acquisition. Also, $2.7 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, $1.2 million was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $507,000 was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

Acquisition Costs

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Acquisition costs	$10,832	$6,065	79%

In the nine months ended September 30, 2014 we incurred $10.8 million of expenses in connection with the Zillow Merger described elsewhere in this Quarterly Report on Form 10-Q primarily related to legal and other professional fees, compared to the $6.1 million of expenses incurred in connection with our acquisition of Market Leader in the nine months ended September 30, 2013

Restructuring Costs

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Restructuring costs	$4,797	$—	100%

In the nine months ended September 30, 2014 we incurred $4.8 million of expenses in connection with the restructuring activities related to our ongoing integration of Market Leader described elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense

	Nine Months Ended September 30,		2013 to 2014 % Change
	2014	2013
	(In thousands)
Interest expense	$5,529	$655	744%

Interest expense increased to $5.5 million in the nine months ended September 30, 2014 from $655,000 in the nine months ended September 30, 2013, an increase of $4.9 million, or 744%. The increase is primarily related to the 2020 Notes that we issued in December 2013, which accrue interest at 2.75% annually.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $212.1 million, which consisted of bank deposits and money market funds.

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

We have incurred cumulative losses of $121.9 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by (used in) operating activities	$15,065	$(5,759)
Cash used in investing activities	$(34,827)	$(167,092)
Cash provided by financing activities	$6,279	$116,251

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was $15.1 million. The cash flows from our net loss were increased by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $20.9 million for depreciation and amortization of our property and equipment, $29.1 million for compensation paid in stock, and $2.9 million related to our restructuring activities. Also, we recognized changes in assets and liabilities which provided $18.4 million of cash from operating activities and $0.2 million of cash from restructuring activities. The primary drivers of the changes in our operating assets and liabilities were a $4.1 million decrease in prepaid expenses and other current assets driven by the receipt of our tenant improvement allowance for our Bellevue lease; a $10.7 million increase in accrued liabilities primarily due to the overall growth in our business during the year; and a $4.9 million increase in deferred rent due to our receipt of tenant improvement allowance for our new office lease in San Francisco. Changes in our operating assets and liabilities were also affected by an increase in accounts receivable of $2.3 million due to timing of collections, and an increase in accrued compensation and benefits of $2.0 million due to the growth in headcount.

Cash Flows from Investing Activities

Cash flows used in investing activities of $34.8 million for the nine months ended September 30, 2014 were primarily comprised of a $5.3 million increase in our restricted cash balance mainly related to our new office lease in San Francisco and a $29.5 million increase in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2014 of $6.3 million were primarily comprised of $9.8 million proceeds from the exercise of stock options by our employees that were partially offset by $3.5 million value of equity awards withheld for tax liability.

Contractual Obligations and Other Commitments

On March 10, 2014, we entered into a lease agreement (the “Lease”) for 52,595 square feet of office space at 535 Mission Street in San Francisco. The term of the Lease is approximately 107 months and is scheduled to commence on November 1, 2014, or the date that the landlord substantially completes the construction of our new facility. On July 25, 2014 we entered into a lease amendment under which we will lease an additional 26,620 square feet of office space commencing in October 2015 under the same terms and conditions. Furthermore, we have options to lease up to an aggregate of approximately 40,000 square feet of additional office space under the Lease. Future minimum lease payments under the Lease will range from $182,000 per month to $347,000 per month. Once we occupy this office space, it will become our new principal executive office and will replace 116 New Montgomery Street in San Francisco. To secure our lease obligation we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $3.8 million. This deposit is classified as restricted cash in our balance sheet as of September 30, 2014.

On April 10, 2014, we entered into a lease agreement for 64,908 square feet of office space in the Denver metropolitan area. The term of the lease is approximately 90 calendar months and is scheduled to commence on May 1, 2014. The lease agreement calls for escalating rent payments over the 90 calendar months and allows for six full months of rent abatement. Future minimum lease payments range from $124,000 per month to $141,000 per month. In connection with this lease agreement we were required to enter into a secured letter of credit arrangement with a financial institution for the amount of $1.1 million to secure our lease obligation. This deposit is classified as restricted cash in our balance sheet as of September 30, 2014.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $212.1 million as of September 30, 2014, which consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had the $230.0 million aggregate principal amount of the 2020 Notes outstanding as of September 30, 2014, due on December 15, 2020. The 2020 Notes carry a fixed interest rate of 2.75% per year.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding debt is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights.

Zillow Litigation

On September 12, 2012, Zillow filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it (the “’764 Patent”). The lawsuit alleges that one component of our Trulia Estimates feature infringes Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 11, 2013, we filed a motion to stay pending the PTO’s review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. On October 2, 2014, we reached an agreement with Zillow to terminate the covered business method patent under review by the PTO and the district court litigation during the pendency of our proposed acquisition by Zillow. If the acquisition does not close, we may reinstitute the covered business method review and Zillow may reinstitute the district court litigation.

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

Zillow Merger Litigation

Between August 7, 2014 and August 20, 2014, four plaintiffs filed purported class action lawsuits against us and our directors, Zillow and HoldCo in connection with the Zillow Merger. Three of those purported class actions were brought in the Delaware Court of Chancery, captioned Shue et al. v. Trulia, Inc., et al., Case No. 10020 (August 7, 2014), Sciabacucci et al. v. Trulia, Inc., et al., Case No. 10022 (August 8, 2014), and Steinberg et al. v. Trulia, Inc. et al., Case No. 10049 (August 20, 2014). The fourth of those purported class actions was brought in the Superior Court of the State of California for the County of San Francisco, captioned Collier et al. v. Trulia, Inc., et al., Case No. CGC 14-540985 (August 7, 2014).

Each of the lawsuits alleges that our directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. The Collier complaint filed in Delaware and the Sciabacucci complaint (as amended, as described below) also allege that our directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, with respect to the contents of HoldCo’s registration statement on Form S-4. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of the Zillow Merger and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and orders directing the individual defendants to account for alleged damages suffered by the plaintiff and the purported class as a result of the defendants’ alleged wrongdoing. The defendants believe that the foregoing lawsuits are entirely without merit and intend to defend against the actions vigorously.

On September 23, 2014, the plaintiff in the Sciabacucci action filed an amended complaint, alleging substantially the same claims and seeking substantially the same relief as in the original complaint and on September 24, 2014, the plaintiff filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 7, 2014, the plaintiff in the Collier action filed a new complaint in Delaware Court of Chancery, captioned Collier et al. v. Trulia, Inc., et al., Case No. 10209 (October 7, 2014), alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, the plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation, C.A. No. 10020-CB and appointed a lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. The hearing on the preliminary injunction motion is set for December 3, 2014.

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

On July 28, 2014, we entered into the Merger Agreement with Zillow and HoldCo, pursuant to which Zillow will acquire us. The Merger Agreement provides that both we and Zillow will become wholly-owned subsidiaries of HoldCo. The consummation of the Zillow Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) the effectiveness of the registration statement on Form S-4 filed with the SEC with respect to the HoldCo Class A Common Stock to be issued pursuant to the Zillow Merger; (ii) the approval of the Merger Agreement by Trulia’s and Zillow’s respective stockholders and shareholders; (iii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the approval of the listing on the NASDAQ Global Select Market of the shares of HoldCo Class A Common Stock to be issued in the Zillow Merger; and (v) the absence of any law, regulation or order that has the effect of making the Zillow Merger illegal or otherwise preventing the consummation of the Zillow Merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Zillow the ability to not complete the Zillow Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

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

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Zillow Merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Zillow’s prior written consent. We may find that these and other contractual arrangements in the Merger

Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the Zillow Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the Zillow Merger. In connection with the pending Zillow Merger, it is possible that some customers, advertisers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Zillow Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Zillow Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Zillow Merger is completed. In addition, whether or not the Zillow Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Zillow Merger, which may materially and adversely affect our business results and financial condition.

We are subject to certain purported class action lawsuits relating to the Zillow Merger, which could materially adversely affect our business, financial condition and operating results.

We and our directors, Zillow and HoldCo are subject to certain purported class action lawsuits relating to the Zillow Merger and additional lawsuits may be filed. While we intend to defend against the actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of September 30, 2014, we had an accumulated deficit of $121.9 million. We expect to make significant future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we have incurred and expect that we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, a decrease in the growth rate of our monthly unique visitors, increasing competition, weakness in the residential real estate market, our inability to effectively integrate acquired businesses, such as Market Leader, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future, and this could cause the price of our common stock to decline.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely primarily on subscriptions purchased by real estate professionals to generate a substantial portion of our marketplace revenue. Marketplace revenue accounted for 83%, 79%, and 70% of our revenue in the nine months ended September 30, 2014, and the years ended December 31, 2013 and 2012, respectively. We generally offer subscriptions for periods between three months to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months. Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of September 30, 2014, we had more than 520,000 active real estate professionals in our Trulia marketplace and 179,000 active real estate professionals using our software and services. Approximately 78,000 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the three months ended September 30, 2014 and 2013. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to significantly increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the three months ended September 30, 2014 and 2013 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

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

Display advertising accounted for 17%, 21%, and 30% of our revenue in the nine months ended September 30, 2014, and the years ended December 31, 2013 and 2012, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	the number of consumers using our websites and mobile applications;

•	our ability to continue to attract an audience that advertisers find attractive;

•	the strength of our brand:

•	our ability to compete effectively for advertising spending with other real estate marketplaces, offline companies, and online companies;

•	how advertisers value our advertising network, which consists of our online properties and those of our publishing partners;

•	the amount of spending on online advertising generally;

•	our ability to deliver an attractive return on investment to advertisers; and

•	shift by advertisers from direct to programmatic ad buying.

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

Our ability to generate revenue from our marketplace business and media business depends, in part, on our ability to attract consumers to our websites and mobile applications. If we fail to maintain or increase consumer traffic to our marketplace, our ability to acquire additional subscribers, deliver leads to existing subscribers, and sell advertising to third parties could be negatively affected. While we believe the number of consumers visiting our marketplace will continue to grow, our growth rate of monthly unique visitors has decreased on a year-over-year basis from 63% in the three months ended September 30, 2013 to 36% in the three months ended September 30, 2014. We expect that our efforts to maintain or increase consumer traffic are likely to include, among other things, significant increases to our marketing expenditures and significant expenditures to increase the number of our engineering and product development personnel. There can be no assurance that any increases in our expenses will be successful in generating additional consumer traffic. Even if we are able to attract additional consumers to our marketplace, an increase in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products and display advertising. Accordingly, if we are unable to increase consumer traffic to our marketplace, or if we are unable to generate enough additional revenue to offset any increase in expenses related to increasing consumer traffic to our marketplace, our business and operating results would be harmed.

Our recent revenue growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace, or at all.

From the year ended 2008 to the year ended December 31, 2013, our revenue grew from $8.1 million to $143.7 million, which represents a compounded annual growth rate of approximately 78%, and we had revenue of $185.7 million in the nine months ended September 30, 2014. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

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

The success of the Market Leader acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Market Leader. We may never realize these business opportunities and growth prospects. Integrating operations is complex and requires significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might fail to capitalize on expected business opportunities, including retaining current customers.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the nine months ended September 30, 2014, our mobile products accounted for 49% of our total traffic, which has grown significantly since we launched our first subscription product for mobile devices in May 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile websites, including our Trulia mobile website and more than 148,292 agent websites powered by Market Leader. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our Trulia mobile website by zip code and by share of a given market. We monetize our Trulia mobile website and Trulia mobile applications through the sale of display advertisements and we also provide our Trulia subscribers rotational placement in a local lead form that appears on certain pages of our Trulia mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS or Android, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

Our revenue, operating results, or both, may be affected by a number of factors, including:

•	our subscription and advertising sales, particularly large advertising campaigns;

•	fluctuations in user activity on our websites and mobile applications, including as a result of seasonal variations;

•	competition and the impact of offerings and pricing policies of our competitors;

•	competing effectively for advertising dollars with other online media companies;

•	offering an attractive return on investment to our advertisers for their advertising spending with us;

•	the effects of changes in search engine placement and prominence of our websites;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	our ability to control costs, particularly those of third-party data providers;

•	our ability to reduce costs in a given period to compensate for unexpected shortfalls in revenue;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our inability to complete or integrate efficiently any acquisitions that we may undertake;

•	our ability to collect amounts owed to us from advertisers;

•	changes in our tax rates or exposure to additional tax liabilities;

•	claims of intellectual property infringement against us and any resulting temporary or permanent injunction prohibiting us from selling our products or requirements to pay damages or expenses associated with any of those claims;

•	our ability to successfully expand in existing markets and enter new markets;

•	our ability to keep pace with changes in technology;

•	changes in government regulation affecting our business;

•	the effectiveness of our internal controls;

•	conditions in the real estate market; and

•	general economic conditions.

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

In the nine months ended September 30, 2014, and the years ended December 31, 2013 and 2012, our ten largest advertising partners accounted for more than 60%, 65%, and 63% of our Media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

        In addition, on September 12, 2012, Zillow, Inc., or Zillow, filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging that we infringe on one U.S. patent held by it (the “’764 Patent”). The lawsuit alleges that one component of our Trulia Estimates feature infringes upon Zillow’s patent insofar as Trulia Estimates allows homeowners to claim their homes and provide additional information about the properties, which enables us to update the valuation estimates for such properties. We started offering our Trulia Estimates feature in 2011. Zillow is seeking a permanent injunction against the alleged infringement, compensatory damages, and attorneys’ fees. On September 11, 2013, we filed a petition for covered business method patent review with the United States Patent and Trademark Office (“PTO”). Also, on September 12, 2013, we filed a motion to stay pending the PTO’s review. The district court granted our motion to stay on October 7, 2013, and this matter is now stayed. On March 10, 2014, the PTO granted our petition and instituted the covered business method patent review. Separately, on March 27, 2014, the PTO ruled in an inter partes review proceeding brought by a different company that the majority of the claims of the ‘764 Patent were invalid. On October 2, 2014, we reached an agreement with Zillow to terminate the covered business method patent under review by the PTO and the district court litigation during the pendency of our proposed acquisition by Zillow. If the acquisition does not close, we may reinstitute the covered business method review and Zillow may reinstitute the district court litigation.

Litigation matters could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of our litigation matters, we may be required to pay damages, an injunction may be entered against us that requires us to change certain features in our marketplace, or a license or other right to continue to deliver an unmodified version of such features may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, this litigation matter could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until December 31, 2017; however, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. We will cease to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act, at the end of this fiscal year.

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

The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering, or the IPO, in September 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $14.69 to $67.50 through September 30, 2014. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. As of September 30, 2014, we had 37,755,350 shares of common stock outstanding.

As of September 30, 2014 an aggregate of 2,316,350 shares are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed registration statements to register approximately 11,889,738 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the 2020 Notes.

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

Trulia, Inc.

Date: November 6, 2014	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2014	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.