Form 10-K
period 2014-12-31
TRULIA, INC.
filed 2015-03-02
CIK 1349454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35650

Trulia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2958261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

535 Mission Street, Suite 700

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $727,949,559, as of the end of the registrant’s second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on June 30, 2014). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2015, 38,519,391 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

Trulia Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

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

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to increase the number of consumers using our website and mobile applications;

•	our ability to attract and retain real estate professionals that subscribe to our products;

•	our ability to increase revenue from real estate professionals subscribing to our products;

•	our ability to attract and retain advertisers that purchase display advertising on our website;

•	the continued availability of home listing and other information relevant to the real estate industry;

•	the growth in the usage of our mobile applications and our ability to successfully monetize this usage;

•	our ability to develop and deploy new features and products and provide a superior user experience;

•	our ability to foster the growth of user-generated content;

•	our ability to capitalize on strategic and adjacent opportunities;

•	our ability to achieve the anticipated benefits of the Market Leader acquisition;

•	the extent of disruption to our business caused by the merger with Zillow and its effect on our strategic relationships;

•	the effects of the market for real estate and general economic conditions on our business; and

•	the attraction and retention of qualified employees and key personnel.

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

Overview

Trulia is redefining the home search experience for consumers and changing the way that real estate professionals build their businesses. Our marketplace, delivered through the web and mobile applications, gives consumers powerful tools to research homes and neighborhoods and enables real estate professionals to efficiently market their listings and attract new clients. We believe we deliver the best home search experience by combining our superior user interface with our comprehensive database of real estate properties, local insights, and user-generated content. We also offer a comprehensive suite of free and subscription products that provide real estate professionals with access to transaction-ready consumers and help them to grow and manage their online presence. In the year ended December 31, 2014, we had 48.0 million monthly unique visitors. As of December 31, 2014, we had more than 540,000 active real estate professionals in our Trulia marketplace and 181,000 active real estate professionals using our Market Leader software and services. Approximately 79,300 of these real estate professionals were paying subscribers (assuming 20% overlap between Trulia subscribers and Marker Leader’s premium subscribers).

We empower consumers to make more informed housing decisions by delivering unparalleled insights and information on homes, neighborhoods, and real estate professionals through an intuitive and engaging user experience. Our large, continually refreshed, and searchable database contains more than 114.0 million properties, including 3.0 million homes for sale and rent. We supplement listings data with local information on schools, crime, and neighborhood amenities to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, which includes consumers, local enthusiasts, and real estate professionals. With more than 16.6 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals.

We enable real estate professionals to better promote themselves and their listings, connect with transaction-ready consumers and manage ongoing relationships with potential buyers through our online and mobile marketing products, including personalized, customer-branded websites with multiple listing service integration that are optimized to generate consumer response. Our free products allow real estate professionals to build their personal brand by creating an online profile, contributing content to our marketplace, leveraging social media for endorsements, and establishing their presence through mobile features such as “check-ins.” Our subscription products provide a comprehensive end-to-end platform for real estate professionals, enabling them to increase their visibility, promote their listings in search results, target mobile users, generate more highly qualified leads from our large audience of transaction-ready consumers, and effectively manage these leads until a transaction has closed. We further enable real estate professionals to cultivate clients and leverage a library of sales and marketing materials in order to design, create, publish, and manage their own personalized marketing campaigns through our proprietary customer relationship management products. We believe that our consumer audience is highly motivated and ready to purchase homes, as supported by our surveys conducted between January 2014 and December 2014 in which 75% of over 391,000 respondents contacting real estate professionals through our marketplace indicated that they are planning to move in the next six months, and 38% of over 267,000 respondents stated that they are pre-approved for a mortgage. We believe that the combination of our compelling solution with our transaction-ready audience results in a high return on investment for real estate professionals who purchase our subscription products.

We are a leading mobile platform for the home search process and mobile devices are increasingly critical to consumers and real estate professionals. We have introduced iPhone, iPad, Android Phone, Android Tablet and Kindle Fire applications that provide tailored mobile experiences, which has led to rapid growth in the mobile use of our solution. In the year ended December 31, 2014, our aggregate mobile monthly unique visitors were 23.7 million across Trulia and our wholly owned subsidiary Market Leader, Inc., an increase of 67% over 2013. Our mobile users are more likely than our web users to contact real estate professionals through our marketplace.

Our online marketplace is continuing to experience growth. Monthly unique visitors to our marketplace increased to 48.0 million in the year ended December 31, 2014 from 37.8 million in the year ended December 31, 2013, or a 27% increase, and our subscribers increased to approximately 79,300 (assuming a 20% overlap with Market Leader’s premium subscribers) as of December 31, 2014 from 59,700 as of December 31, 2013, a 33% increase. Our efforts to maintain or increase consumer traffic and subscribers include the February 2014 launch of a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace and that we expect will enable us to connect even more transaction-ready consumers with real estate professionals.

We generate revenue primarily from sales of subscription products to real estate professionals. We also generate revenue from display advertising sold to leading real estate and consumer brand advertisers seeking to reach our attractive audience. For the years ended December 31, 2014, 2013 and 2012, we generated revenue of $251.9 million, $143.7 million and $68.1 million, respectively. During the same periods, we had net losses of $75.8 million, $17.8 million and $10.9 million, respectively.

On July 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zillow, Inc. (“Zillow”) and Zillow Group, Inc., (f/k/a Zebra HoldCo, Inc.) (“HoldCo”), pursuant to which Zillow acquired us on February 17, 2015. Pursuant to the Merger Agreement, both we and Zillow became wholly-owned subsidiaries of HoldCo, which series of transactions we refer to as the Zillow Merger.

Upon completion of the Zillow Merger, (i) each outstanding share of our common stock was converted into the right to receive 0.444 of a share of Class A common stock of HoldCo; (ii) each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of Class A common stock of HoldCo; and (iii) each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of Class B common stock of HoldCo. The Class A common stock of HoldCo has one vote per share and the Class B common stock of HoldCo has ten votes per share, similar to the former capital structure of Zillow. In addition, subject to certain exceptions, each Trulia stock option, restricted stock unit and stock appreciation right outstanding immediately prior to the consummation of the Zillow Merger, whether or not vested and exercisable, was assumed by HoldCo and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of, HoldCo Class A common stock. The terms of each assumed equity award are the same except that the number of shares subject to each equity award and the per share exercise price, if any, was adjusted based on the exchange ratio per a formula set forth in the Merger Agreement.

On September 12, 2014, HoldCo filed a Registration Statement on Form S-4 with the SEC to register the shares of HoldCo’s common stock to be issued to shareholders of Zillow and stockholders of Trulia as consideration in the acquisition in exchange for the Zillow and Trulia common stock. The Registration Statement on Form S-4 was declared effective by the SEC on November 17, 2014. On December 18, 2014, Zillow’s shareholders and Trulia’s stockholders approved the Zillow Merger. In connection with the closing of the Zillow Merger on February 17, 2015, Trulia filed an application on Form 25 with the SEC to remove Trulia’s common stock from listing on the NYSE and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Trulia intends to file a certificate on Form 15 requesting that its reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated. HoldCo Class A Common Stock began trading on the NASDAQ Global Select Market on February 18, 2015.

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

•

Large, differentiated, transaction-ready audience. Our website and mobile applications have attracted 48.0 million monthly unique visitors in the year ended December 31, 2014 and, based on data from comScore, Inc., a marketing research company, a significant portion of our visitors do not visit our primary competitors’ websites. We believe that our audience is highly motivated and ready to purchase homes, as supported by our surveys conducted between January 2014 and December 2014 in which 75% of over 391,000 respondents contacting real estate professionals through our marketplace are planning to move in the next six months, and 38% of over 267,000 respondents stated that they are pre-approved for a mortgage.

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

Our Strategy

Our goal is to build the leading online real estate marketplace. We intend to focus on the following key strategies in pursuit of our goal:

•

Expand our audience and increase user engagement. We intend to grow our large, transaction-ready audience by focusing our marketing efforts to consumers who are in the market and ready to move and by continuing to offer superior products for consumers. We launched a multi-channel marketing campaign in 2014 to drive increases in audience and user engagement. We plan to continuously enhance and refresh our database of homes, partner with third parties to add new and relevant local content, and encourage our users to contribute useful content. We also plan to develop new features and tools that deepen our users’ engagement with our website and mobile applications, and to promote and foster interaction in our vibrant user community.

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

•

Increase brand awareness. We launched a multi-channel marketing campaign in 2014 to drive awareness of our brand, especially among consumers in the market ready to move. We also plan to continue to grow our brand by providing our users with superior and innovative products.

Data

Management of data is a critical component of our solution. We manage over one terabyte of data on a daily basis. For Trulia.com, our Trulia mobile applications and our Trulia partner network, the graphic below illustrates how we organize data as listings data, local information, and user-generated content:

Listings data

We refresh and supplement the Trulia listings database of over 114.0 million properties and for sale and for rent listings with data we receive from thousands of feeds on a daily basis. We receive feeds covering millions of new and existing for sale and for rent listings every day from MLSs, real estate brokerages, real estate agents, real estate listings aggregators, and other third parties. We also obtain detailed ownership and property data from vendors who collect and digitize information from public county records.

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

In addition, for our Market Leader solutions, we process data feeds from approximately 500 multiple listing services to populate more than 177,000 real estate professional websites we host.

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

Searchable database

Search

We maintain one of the largest searchable databases of homes for sale and rent in the United States. Our database includes more than 114.0 million properties with 3.0 million listings of homes for sale and rent. We provide users with the ability to search our database along a variety of parameters as described below:

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

•

Advice. We provide our users with insights on homes, neighborhoods, and real estate professionals based on the advice generated by our active community of contributors. Users of our marketplace can post questions and receive answers in the Trulia Voices portion of our website and also scour the collection of advice columns and blogs that other users post. With over 16.6 million unique user contributions and over 1.4 million topics discussed on Trulia Voices, we believe we have amassed the largest online collection of user-generated content in the U.S. residential real estate market. This gives our users access to the insights of consumers, local enthusiasts, and real estate professionals who are knowledgeable about the neighborhoods in which our users are searching.

•

Find an Agent. We provide consumers with a directory that includes more than 2.8 million real estate professionals that is searchable by location, name, and type of professional. Our platform integrates with Facebook to leverage the power of social networks for clients to recommend real estate professionals and for real estate professionals to take advantage of online “word of mouth” referrals. For example, a consumer searching for a real estate agent in our marketplace can quickly find whether someone in their social network has recommended an agent in a particular area in which they are looking.

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

In June 2012, we entered into a Platform Services Agreement (the “ListHub Agreement”) with Move Sales, Inc., (“ListHub”), which provides us with a substantial portion of the unique listings in our marketplace. This agreement supersedes our prior agreement with ListHub for the provision by ListHub of listings to us. Under the terms of this agreement, ListHub grants to us a nonexclusive license to display listings on our platform and use these listings for the purpose of providing real estate professionals with information relating to lead generation management and advertising products. This agreement contains a 48-month term and renews automatically for additional one year terms unless canceled upon the provision of 90 days prior notice by either party. This agreement is not cancelable by ListHub except in the case of material uncured breach by us, assignment of the contract by us under certain circumstances and to certain other third parties, or our filing for bankruptcy, insolvency or assignment for the benefit of creditors, or if a receiver is appointed on our behalf. On February 19, 2015, we received a notice from ListHub, that pursuant to the ListHub Agreement, that ListHub is terminating the ListHub Agreement effective February 25, 2015, as a result of Zillow’s acquisition of us. On February 20, 2015, we filed a complaint and an application for a temporary restraining order in the Superior Court of the State of California, County of San Francisco against ListHub. The complaint and the application allege, among other things, breach of contract by ListHub in seeking to terminate the ListHub Agreement and seek injunctive relief to prevent termination of the Agreement and termination of the listings feeds ListHub provides to Trulia. On February, 23, 2015, the Superior Court granted our application for a temporary restraining order and set March 12, 2015 as the date for a hearing on a preliminary injunction on the matter.

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

Marketing

Our principal marketing strategy has been to develop a superior user experience that will drive audience growth and brand recognition. We have not historically spent significantly on marketing programs, but have focused on organic and viral growth driven by our user base. We currently expect that our marketing and product development expenses are likely to increase as we seek to attract additional consumers and real estate professionals to our marketplace. For example, we launched a multi-channel, national marketing campaign in 2014 to drive awareness of our brand, especially among consumers in the market ready to move. As our consumer audience has grown, real estate professionals have followed consumers to Trulia. We have also grown our brand among real estate professionals and the real estate industry through tradeshow participation, social engagement, and ongoing education via webinars, newsletters, and word of mouth.

Our marketing strategy includes the use of paid channels such as SEM, organic channels such as SEO as well as engagement channels such as email. These channels are used to drive consumer visits and engagement across all platforms. In addition we build connections with consumers via social channels such as Facebook and Twitter. Our brand efforts include consumer blogs and media outreach efforts that engage consumers directly with topical content. This type of content is used by, and our Chief Economist is quoted regularly in, major news outlets, including The Wall Street Journal, Bloomberg, The New York Times, Time Magazine, and U.S. News & World Report.

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

We expect that our efforts to maintain or increase consumer traffic and subscribers are likely to include, among other things, increases to our marketing spending and expenditures to increase the number of our engineering and product development personnel.

Customers

Real estate professionals that pay for our subscription products include:

•	Agents, who collaborate with consumers, seek leads, and manage transactions;

•	Brokers, which recruit, train, and provide core real estate services to agents; and

•	National real estate franchisors, which provide real estate services to franchisees to enable the growth of their brand.

The majority of our real estate professional subscribers are agents. As of December 31, 2014, we had more than 540,000 active real estate professionals in our Trulia marketplace and 181,000 active real estate professionals using our Market Leader software and services. Approximately 79,300 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

Our advertising solutions are purchased by a diverse cross-section of brand advertisers that operate within the real estate ecosystem, and those that seek to reach our highly educated and affluent audience. In each of the years ended December 31, 2014, 2013, and 2012, the ten largest advertising partners for the respective period accounted for more than 61%, 65%, and 63%, respectively, of our media revenue.

No customer represented 10% or more of total revenue during the years ended December 31, 2014, 2013, and 2012. No customer represented 10% or more of our gross accounts receivable as of the year ended December 31, 2014, and one customer accounted for 13.0% of the gross accounts receivable as of December 31, 2013.

Sales and Customer Support

We have dedicated sales teams that support our marketplace business and our display advertising business.

For our marketplace business, the majority of our sales are made by our inside sales team that sells our subscription products to real estate professionals. Our inside sales teams are located in our Bellevue, Denver, and San Francisco offices and attract new subscribers through a combination of outbound calling and inbound customer requests generated from our website and marketing activities. We also have a field sales team that sells our marketplace products at larger deal sizes to real estate brokers, franchisors, and builders.

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

We place a high value on providing quality support to our users, marketplace subscribers, and advertisers. Our customer support team, based in Bellevue, Denver, and San Francisco, responds to commercial and technical questions from our users and advertisers.

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

Our principal competitors for consumers include:

•	Print media, including local newspapers, magazines, and home/apartment guide publications;

•	Online real estate marketplaces such as Homes.com, MSN Real Estate, Realtor.com, and Yahoo! Real Estate;

•	Online brokerage service providers such as Redfin and ZipRealty;

•	MLSs across the United States;

•	Full-service real estate brokerage service providers such as Century 21 and Coldwell Banker;

•	Online rental listing providers such as ApartmentGuide.com, ApartmentList.com and Rent.com;

•	General online classifieds such as Craigslist;

•	Search engines such as Bing, Google, and Yahoo!; and

•	Websites of real estate brokerages and individual agents.

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

We registered “Trulia” and the Trulia marker logo as trademarks in the United States and several other jurisdictions. We hold twenty-three trademarks registered in the United States and thirty-nine trademarks registered in other jurisdictions associated with our Trulia and Market Leader business. We also have filed other trademark applications in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

We have five patents registered and 12 patent applications pending in the United States and internationally, which seek to cover proprietary techniques relevant to our products. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

Employees

As of December 31, 2014, we had 1,055 employees, with 241 in technology, 732 in sales, marketing, and customer support, and 82 in general and administrative functions. We had 409 full-time employees in our San Francisco headquarters, 312 in our Denver location, 31 in our New York office, 279 in our Bellevue office and 24 of our employees work remotely. None of our employees is represented by a labor union with respect to his or her employment with us.

Additional Information

Trulia, Inc. was incorporated in Delaware in June 2005. Our principal executive offices are located at 535 Mission Street, Suite 700, San Francisco, California 94105, and our telephone number is (415) 648-4358. Our website address is www.trulia.com. In addition, we maintain a Facebook page at www.facebook.com/trulia and a Twitter feed at www.twitter.com/trulia. Information contained on, or that can be accessed through, our or Zillow Group’s website, Facebook page or Twitter feed does not constitute part of this Annual Report on Form 10-K.

Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on the Zillow Group website at investors.zillowgroup.com as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

We may not realize the expected benefits of the Zillow Merger quickly or at all.

On July 28, 2014, we entered into the Merger Agreement with Zillow and HoldCo, pursuant to which Zillow acquired us on February 17, 2015. Pursuant to the Merger Agreement, both we and Zillow have become wholly-owned subsidiaries of HoldCo. The success of the Zillow Merger will depend , in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Zillow. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might fail to capitalize on expected business opportunities, including retaining current customers.

We are in the early stages of integrating our business and operations with Zillow’s business and operations. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Zillow Merger and could harm our financial performance.

If we are unable to successfully or timely integrate our operations and business with Zillow’s business, we may be unable to realize revenue growth, synergies and other anticipated benefits resulting from the Zillow Merger and our business and results of operations could be adversely affected.

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

•	successfully compete with existing and future providers of other forms of offline, online, and mobile advertising;

•	successfully compete with existing and future providers of customer relationship management (CRM) tools and other solutions that help real estate professionals manage and grow their businesses;

•	successfully navigate fluctuations in the real estate market;

•	effectively manage the growth of our business;

•	successfully expand our business into adjacent markets, such as rentals, mortgages, and home improvement;

•	successfully integrate Market Leader; and

•	successfully expand internationally.

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

We have not been profitable on a quarterly or annual basis since we were founded, and as of December 31, 2014, we had an accumulated deficit of $140.6 million. We expect to make future investments in the development and expansion of our business which may not result in increased revenue or growth. In addition, as a public company, we incurred significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including slowing demand for our products, a decrease in the growth rate of our monthly unique visitors, increasing competition, weakness in the residential real estate market, our inability to effectively integrate acquired businesses, such as Market Leader, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

If real estate professionals do not continue to subscribe to our products, or we are unable to attract new subscribers, our business and operating results would be harmed.

We rely primarily on subscriptions purchased by real estate professionals to generate a substantial portion of our marketplace revenue. Marketplace revenue accounted for 83%, 79%, and 70% of our revenue in the years ended December 31 2014, 2013 and 2012, respectively. We generally offer subscriptions for periods between six months to 12 months, with most real estate professionals preferring to subscribe for periods shorter than 12 months. Our ability to attract and retain real estate professionals as subscribers, and to generate subscription revenue, depends on a number of factors, including:

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

A key focus of our sales and marketing activities has been to further penetrate the large base of more than 2.8 million real estate professionals in the United States. As of December 31, 2014, we had more than 540,000 active real estate professionals in our Trulia marketplace and 181,000 active real estate professionals using our software and services. Approximately 79,300 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers). We spend a considerable portion of our operating expenses on sales and marketing activities. Our sales and marketing expenses were our largest operating expenses in the years ended December 31, 2014 and 2013. Sales and marketing expenses reflect many of the costs that we incur in acquiring new subscribers and retaining existing subscribers, and we expect that sales and marketing expenses will continue to increase in absolute dollars as we seek to grow the number of subscribers in our marketplace. If we are unable to increase the number of total subscribers in our marketplace, our revenue may not grow and our operating results could suffer.

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

Further, although a majority of our revenue in the years ended December 31, 2014 and 2013 was generated from subscriptions purchased by real estate professionals, we cannot be certain that subscribers will renew their subscriptions with us and that we will be able to achieve the same or higher amounts of subscription revenue in the future.

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

Display advertising accounted for 17%, 21%, and 30% of our revenue in the years ended December 31, 2014, 2013 and 2012, respectively. Our advertisers can generally terminate their contracts with us at any time or on very short notice. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	the number of consumers using our websites and mobile applications;

•	our ability to continue to attract an audience that advertisers find attractive;

•	the strength of our brand:

•	our ability to compete effectively for advertising spending with other real estate marketplaces, offline companies, and online companies;

•	how advertisers value our advertising network, which consists of our online properties and those of our publishing partners;

•	the amount of spending on online advertising generally;

•	our ability to deliver an attractive return on investment to advertisers; and

•	a shift by advertisers from direct to programmatic ad buying.

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

Our ability to generate revenue from our marketplace business and media business depends, in part, on our ability to attract consumers to our websites and mobile applications. If we fail to maintain or increase consumer traffic to our marketplace, our ability to acquire additional subscribers, deliver leads to existing subscribers, and sell advertising to third parties could be negatively affected. While we believe the number of consumers visiting our marketplace will continue to grow, our growth rate of monthly unique visitors has decreased on a year-over-year basis from 68% in year ended December 31, 2013 to 27% in the year ended December 31, 2014. We expect that our efforts to maintain or increase consumer traffic are likely to include, among other things, increases to our marketing expenditures and expenditures to increase the number of our engineering and product development personnel. There can be no assurance that any increases in our expenses will be successful in generating additional consumer traffic. Even if we are able to attract additional consumers to our marketplace, an increase in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products and display advertising. Accordingly, if we are unable to increase consumer traffic to our marketplace, or if we are unable to generate enough additional revenue to offset any increase in expenses related to increasing consumer traffic to our marketplace, our business and operating results would be harmed.

Our recent revenue growth rates may not be indicative of our future growth, and we may not continue to grow at our recent pace, or at all.

From the year ended 2008 to the year ended December 31, 2014, our revenue grew from $8.1 million to $251.9 million, which represents a compounded annual growth rate of approximately 77%. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

•	acquire additional subscribers and sell additional products to existing subscribers;

•	sell advertising to third parties;

•	attract a growing number of users to our websites and mobile applications;

•	increase our brand awareness;

•	successfully develop and deploy new products for the residential real estate industry;

•	maximize our sales personnel’s productivity;

•	respond effectively to competitive threats;

•	successfully expand our business into adjacent markets, such as rentals and mortgages;

•	successfully integrate Market Leader; and

•	successfully expand internationally.

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

We currently depend on a listing aggregator to provide us with a substantial portion of the unique listings in our database. While these listings are available from their original sources, it would take substantial time and effort for us to aggregate these listings from all of the original sources. On February 19, 2015, we received a notice from our largest listing aggregator of their intent to terminate our agreement, as a result of Zillow’s acquisition of us. On February 20, 2015, we filed a complaint and an application for a temporary restraining order in the Superior Court of the State of California, County of San Francisco, against the listing aggregator. The complaint and the application allege, among other things, breach of contract by the listing aggregator in seeking to terminate the agreement and seek injunctive relief to prevent termination of the agreement and termination of the listings feeds the listing aggregator provides to us. On February, 23, 2015, the Superior Court of the State of California, County of San Francisco granted our application for a temporary restraining order and set March 12, 2015 as the date for a hearing on a preliminary injunction on the matter. Therefore, if this agreement with our largest listing aggregator is terminated, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, or at all, which would adversely affect our business and operating results. In addition, as real estate brokers and multiple listing services typically control the distribution and use of listings, our business could suffer if real estate brokers or multiple listing services withheld listings from us or delayed the delivery of their listings to us. From time to time in the past, real estate brokers have refused to syndicate listings to us and multiple listing services have delayed the delivery of listings to us, and we cannot assure you this will not happen in the future. If real estate brokers or multiple listing services refuse to syndicate listings or delay such syndication to us, the quality of our products would suffer due to the decline of timely and accurate information, which could adversely affect our business and operating results.

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

Our future success depends in part on the continued growth in the use of our mobile products by our users and our ability to monetize them. During the year ended December 31, 2014, our mobile products accounted for 49% of our total traffic, which has grown significantly since we launched our first subscription product for mobile devices in May 2012. We currently monetize our mobile offerings through our Trulia Mobile Ads subscription product for real estate professionals and through our mobile websites, including our Trulia mobile website and more than 177,000 agent websites powered by Market Leader. We monetize our mobile applications principally through our Trulia Mobile Ads subscription product through which real estate professionals can purchase local advertising on our mobile applications and our Trulia mobile website by zip code and by share of a given market. We monetize our Trulia mobile website and Trulia mobile applications through the sale of display advertisements and we also provide our Trulia subscribers rotational placement in a local lead form that appears on certain pages of our Trulia mobile website and mobile applications. The use of mobile technology may not continue to grow at historical rates, and consumers may not continue to use mobile technology for real estate research. Further, mobile technology may not be accepted as a viable long-term platform for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. In addition, traffic on our mobile applications may not continue to grow if we do not continue to innovate and introduce enhanced products on mobile platforms, or if users believe that our competitors offer superior mobile products. The growth of traffic on our mobile products may also slow or decline if our mobile applications are no longer compatible with operating systems such as iOS or Android, or the devices they support. Additionally, real estate professionals and advertisers may choose to devote less of their spending to target mobile users for a number of reasons, including a perceived lack of effectiveness of display advertising on mobile devices. Although we have seen strong results in our mobile product monetization efforts with the launch of Trulia Mobile Ads in May 2012 and our product redesign in March 2013, we cannot assure you that we will continue to monetize our mobile products as effectively in the future. If use of our mobile products does not continue to grow, or if real estate professionals or advertisers decrease their spending on our mobile products, our business and operating results could be harmed.

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

Our revenue and operating results could vary significantly from period to period.

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

Our revenue, operating results, or both, may be affected by a number of factors, including:

•	our subscription and advertising sales, particularly large advertising campaigns;

•	fluctuations in user activity on our websites and mobile applications, including as a result of seasonal variations;

•	competition and the impact of offerings and pricing policies of our competitors;

•	competing effectively for advertising dollars with other online media companies;

•	offering an attractive return on investment to our advertisers for their advertising spending with us;

•	the effects of changes in search engine placement and prominence of our websites;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	our ability to control costs, particularly those of third-party data providers;

•	our ability to reduce costs in a given period to compensate for unexpected shortfalls in revenue;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our inability to complete or integrate efficiently any acquisitions that we have undertaken;

•	our ability to collect amounts owed to us from advertisers;

•	changes in our tax rates or exposure to additional tax liabilities;

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

From time to time, we experience seasonality in subscription revenue and display advertising due to fluctuations in traffic to our websites and mobile applications. During the fourth quarter of each year, traffic to our marketplace has historically declined and our revenue has historically grown more slowly than in other quarters or has declined sequentially. For example, we experienced a decrease in the number of unique visitors to our marketplace in the fourth quarter of 2014 compared to the third quarter of 2014, due in part to seasonality. Conversely, we typically experience higher growth in traffic and revenue during the spring and summer months, when consumers are more likely to buy new homes. We expect that seasonality will continue to affect traffic in our marketplace, as well as our revenue from subscriptions and advertising.

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

The market to provide home listings and marketing services for the residential real estate industry is highly competitive and fragmented. Homes are not typically marketed exclusively through any single channel. Consumers can access home listings and related data through more than one source. Accordingly, current and potential competitors could aggregate a set of listings similar to ours. We compete with online real estate marketplaces, such as Realtor.com, other real estate websites, and traditional offline media. We compete to attract consumers primarily on the basis of the number and quality of listings; user experience; the breadth, depth, and relevance of insights and other content on homes, neighborhoods, and professionals; brand and reputation; and the quality of mobile products. We expect that our marketing and product development expenses are likely to increase as we continue to seek to attract additional consumers and real estate professionals to our marketplace. For example, in 2014, we launched a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace.

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

We believe that a strong brand is necessary to continue to attract and retain consumers and, in turn, the real estate professionals and others who choose to advertise on our websites and mobile applications. We need to maintain, protect, and enhance the “Trulia” and “Market Leader” brands in order to expand our base of users and increase their engagement with our websites and mobile applications. This will depend in part on our ability to continue to provide high-value, differentiated products, and we may not be able to do so effectively. This will also depend on our ability to successfully execute a broader marketing campaign to further promote our brand. In 2014, we launched a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace. If this campaign is not successful, our business could suffer. Furthermore, negative publicity about our company, including our content, technology, sales practices, personnel, or customer service could diminish confidence in and the use of our products, which could harm our operating results. If we are unable to maintain or enhance user and advertiser awareness of our brand cost effectively, our business, operating results, and financial condition could be harmed. In addition, our trulia.com and activerain.com websites serve as a forum for expression by our users, and if some of our users contribute inappropriate content and offend other users, our reputation could be harmed.

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

In the years ended December 31, 2014, 2013 and 2012, our ten largest advertising partners accounted for more than 61%, 65%, and 63% of our Media revenue, respectively. One of our growth strategies is to increase the amount large advertisers spend in our marketplace, and we expect this revenue concentration to continue. If one or more of these large advertisers were to decrease or discontinue advertising with us, our business and operating results will be adversely affected.

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

Our employee growth will also require significant financial and management resources. For example, in 2014, we entered into a lease for new headquarters in San Francisco and relocated to the facility, as we needed additional headquarters office space to accommodate our growth. As lease rates in the San Francisco commercial real estate market have increased significantly in recent years, we will incur significantly higher facilities expenses for the new larger facility for our headquarters.

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

We have registered “Trulia” as a trademark in the United States, and several other jurisdictions. We hold twenty-three trademarks registered in the United States and thirty-nine trademarks registered in other jurisdictions associated with our Trulia and Market Leader business. We have five patents registered and 12 patents pending application in the United States. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms “Trulia” or “Market Leader.”

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

Litigation matters could cause us to incur significant expenses and costs. In addition, the outcome of any litigation is inherently unpredictable, and as a result of our litigation matters, we may be required to pay damages, an injunction may be entered against us that requires us to change certain features in our marketplace, or a license or other right to continue to deliver an unmodified version of such features may not be made available to us at all or may require us to pay ongoing royalties and comply with unfavorable terms. Any of these outcomes could harm our business. Even if we were to prevail, litigation matters can be costly and time-consuming, could divert the attention of our management and key personnel from our business operations, and may discourage consumers, real estate professionals, and advertisers from using our marketplace.

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

We and our directors, Zillow and Zillow’s directors and HoldCo are subject to certain purported class action lawsuits relating to the Zillow Merger and additional lawsuits may be filed. While we intend to defend against the actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

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

We intend to expand our operations into adjacent markets, such as rentals, mortgages, and home improvement, and into international geographies. We may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On March 10, 2014, we entered into a lease effective November 1, 2014, for approximately 79,000 square feet of new office space at 535 Mission Street in San Francisco that houses our principal executive office. This office space replaced our former principal office at 116 New Montgomery Street in San Francisco, for which the lease expired in the fourth quarter of 2014. On July 25, 2014 we entered into a lease amendment under which we will lease an additional 26,620 square feet of office space commencing in October 2015 under the same terms and conditions.

On April 10, 2014, we entered into a lease effective May 1, 2014 for approximately 65,000 square feet of office space in the Denver metropolitan area. In September 2013, we entered into a lease effective through September 2021, for approximately 72,000 square feet of office space that houses our offices in Bellevue, WA. We lease additional office space in New York. We believe our facilities are sufficient for our current needs.

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

On November 19, 2014, the defendants entered into a memorandum of understanding with the In re Trulia, Inc. Stockholder Litigation plaintiffs regarding the settlement of that action. In connection with the settlement contemplated by the memorandum of understanding, with the defendants expressly denying that any of the claims has any merit, Trulia agreed to make certain additional disclosures related to the proposed merger, which disclosures Trulia made in a Form 8-K filed with the SEC on November 19, 2014. The memorandum of understanding contemplates that the parties will seek to enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Trulia stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may not be consummated

Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of the matters discussed above will not have a material and adverse effect on our business, financial position, results of operations, or cash flows. We will, however, accrue for losses for any known contingent liabilities when future payment is probable and the amount is reasonably estimable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock first listed on the New York Stock Exchange (“NYSE”) under the symbol “TRLA” on September 20, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

Year Ended December 31, 2014:	High	Low
First Quarter	$39.83	$28.15
Second Quarter	$48.68	$29.23
Third Quarter	$67.50	$38.38
Fourth Quarter	$54.05	$40.38

Year Ended December 31, 2013:	High	Low
First Quarter	$38.22	$16.50
Second Quarter	$35.33	$27.52
Third Quarter	$52.71	$30.81
Fourth Quarter	$51.54	$26.35

As of December 31, 2014, we had 58 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

On July 28, 2014, we entered into the Merger Agreement with Zillow and HoldCo, pursuant to which Zillow acquired us on February 17, 2015. On February 17, 2015, Trulia notified the NYSE that the Zillow Merger had been completed, and requested that trading of our common stock on the NYSE be suspended. In addition, an application on Form 25 was filed with the Securities and Exchange Commission to remove our common stock from listing on the NYSE and from registration under Section 12(b) of the Exchange Act. As a result, trading of our common stock on the NYSE was suspended before trading commenced on February 18, 2015.

Upon completion of the Zillow Merger, (i) each outstanding share of our common stock was converted into the right to receive 0.444 of a share of Class A common stock of HoldCo; (ii) each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of Class A common stock of HoldCo; and (iii) each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of Class B common stock of HoldCo. The Class A common stock of HoldCo has one vote per share and the Class B common stock of HoldCo has ten votes per share, similar to the former capital structure of Zillow.

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

Stock Performance Graph

We have presented below the cumulative total return to our stockholders during the period from September 20, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2014 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

The information under “Stock Performance Graph” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any filing of Trulia under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

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

In connection with the closing of the Zillow Merger on February 17, 2015, each outstanding 2020 Note which was convertible into shares of our common stock is now convertible into shares of Zillow Group, Inc. Class A common stock.

(b) Use of Proceeds

On September 25, 2012, we closed our IPO pursuant to which we sold 5,900,000 shares of our common stock, which includes 900,000 shares sold pursuant to the exercise by the underwriters of an over-allotment option, at a public offering price of $17.00 per share, resulting in net proceeds to us of $89.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 1,000,000 shares were sold by certain selling stockholders. We did not receive any proceeds from sales by the selling stockholders. J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on September 19, 2012. From the effective date of the registration statement through December 31, 2014, we have used the net proceeds of the offering in connection with the acquisition of Market Leader and for working capital purposes and other general corporate purposes.

On March 20, 2013, we closed our follow-on public offering pursuant to which we sold 3,500,000 shares of our common stock, at a public offering price of $29.75 per share, resulting in net proceeds to us of $98.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On March 26, 2013, we sold an additional 525,000 shares of our common stock pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in net proceeds to us of $14.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which includes 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Needham & Company, LLC, and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash and cash equivalents. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on March 15, 2013. From the effective date of the registration statement through December 31, 2014, we have used the net proceeds of the offering in connection with the acquisition of Market Leader and for working capital purposes and other general corporate purposes.

On December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. We received net proceeds of $222.4 million, after deducting offering expenses of $7.6 million payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the notes, at our option, in whole or in part on or after December 20, 2018, subject to certain conditions. Holders of the notes may convert all or portion all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. At the time of the Zillow Merger the notes were convertible at a conversion rate of a number of shares of HoldCo Class A common stock equal to 27.8303 times 0.444 per $1,000 principal amount of notes, subject to adjustment in certain events.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2013—October 31, 2013) *	521	$43.73	—	—
Month #2 (November 1, 2013—November 30, 2013)	—	—	—	—
Month #3 (December 1, 2013—December 31, 2013) **	1,085,383	27.64	—	—

Total	1,085,904	$27.65	—	—

*	We paid $23,000 to repurchase shares of our common stock in the open market at the market price of our common stock on the date of this transaction.
**	We used $30.0 million of the net proceeds received from the issuance of the 2020 Notes to repurchase shares of our common stock from purchasers of the 2020 Notes in privately negotiated transactions effected through J.P. Morgan Securities LLC or its affiliate as our agent. The purchase price per share of the common stock repurchased in this transactions was equal the closing price per share of our common stock on December 11, 2013, which was $27.64.

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

The statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K. The statement of operations for the year ended December 31, 2013 includes results of Market Leader operations in the post-acquisition period from August 21, 2013 through December 31, 2013. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$251,937	$143,728	$68,085	$38,518	$19,785
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization) (2)	44,538	23,122	9,999	5,795	3,657
Technology and development	57,643	34,612	20,199	14,650	8,803
Sales and marketing	144,180	71,370	33,747	17,717	8,638
General and administrative	49,964	32,702	13,659	6,123	2,501
Acquisition costs	18,144	6,065	—	—	—
Restructuring costs	4,987	—	—	—	—

Total cost and operating expenses	319,456	167,871	77,604	44,285	23,599

Loss from operations	(67,519)	(24,143)	(9,519)	(5,767)	(3,814)
Other income (expense)	(431)	121	50	17	15
Interest expense	(7,386)	(1,107)	(1,016)	(389)	(39)
Change in fair value of warrant liability	—	—	(369)	(16)	—
Loss on extinguishment of debt	—	(141)	—	—	—

Loss before provision for income taxes	(75,336)	(25,270)	(10,854)	(6,155)	(3,838)
Income tax (provision) benefit	(427)	7,511	(67)	—	—

Net loss attributable to common stockholders	$(75,763)	$(17,759)	$(10,921)	$(6,155)	$(3,838)

Net loss per share attributable to common stockholders, basic and diluted (3)	$(2.03)	$(0.54)	$(0.87)	$(0.92)	$(0.64)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted (3)	37,335,200	33,129,572	12,538,769	6,657,045	6,016,550

Other Financial Information:
Adjusted EBITDA (4)	$29,705	$17,106	$(3,364)	$(1,787)	$(2,497)

(1)	Compensation paid in stock was allocated as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cost of revenue	$3,088	$718	$32	$11	$8
Technology and development	10,671	6,365	930	482	176
Sales and marketing	14,172	5,663	398	183	97
General and administrative	17,002	10,227	1,210	808	73
Restructuring costs	82	—	—	—	—

Total compensation paid in stock	$45,015	$22,973	$2,570	$1,484	$354

(2) Amortization of product development costs were included in technology and development as follows:	$6,363	$2,660	$1,108	$708	$366

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

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$198,781	$225,597	$100,017	$11,341	$4,395
Working capital (deficit)	181,564	213,336	82,632	4,165	(132)
Property and equipment, net	49,755	22,289	7,069	5,548	3,465
Total assets	640,514	655,409	118,964	24,195	15,710
Deferred revenue	9,320	10,002	13,296	4,827	1,810
Total indebtedness	230,000	230,000	9,759	9,592	1,955
Preferred stock warrant liability	—	—	—	297	—
Total stockholders’ equity	360,247	381,076	86,534	3,039	7,142

Non-GAAP Financial Measures

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, change in the fair value of our warrant liability, compensation paid in stock, and certain other infrequently occurring items that Trulia does not believe are indicative of ongoing results (such as acquisition or restructuring costs). Below, we have provided a reconciliation of Adjusted EBITDA to our net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net loss attributable to common stockholders	$(75,763)	$(17,759)	$(10,921)	$(6,155)	$(3,838)
Non-GAAP adjustments:
Other (income) expense	431	(121)	(50)	(17)	(15)
Interest expense	7,386	1,107	1,016	389	39
Loss on extinguishment of debt	—	141	—	—	—
Depreciation and amortization	28,772	12,211	3,585	2,496	963
Change in fair value of warrant liability	—	—	369	16	—
Income tax provision (benefit)	427	(7,511)	67	—	—
Compensation paid in stock	44,933	22,973	2,570	1,484	354
Acquisition costs	18,144	6,065	—	—	—
Restructuring costs—GAAP	4,987	—	—	—	—
Restructuring costs—Other	388	—	—	—	—

Adjusted EBITDA	$29,705	$17,106	$(3,364)	$(1,787)	$(2,497)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key elements of our marketplace are extensive consumer reach, an engaged base of real estate professionals, and a comprehensive database of real estate information and local insights. We also offer free and subscription-based products that provide comprehensive marketing and customer relationship management (“CRM”) solutions for real estate professionals. In the year ended December 31, 2014, we had approximately 48.0 million monthly unique visitors. In addition, as of December 31, 2014, we had more than 540,000 active real estate professionals in our Trulia marketplace and 181,000 active real estate professionals using our Market Leader software and services. Approximately 79,300 of these real estate professionals were paying subscribers (assuming a 20% overlap between Trulia subscribers and Market Leader’s premium subscribers).

Our large, continually refreshed, and searchable database contains approximately 114.0 million properties, including 3.0 million homes for sale and rent. We supplement listings data with local information on schools, crime, commute time, neighborhood amenities, rental prices, and historical earthquake, flood and other natural disaster data to provide unique insights into each community. In addition, we harness rich, insightful user-generated content from our active community of contributors, including consumers, local enthusiasts, and real estate professionals. With 16.6 million unique user contributions, we believe we have the largest collection of user-generated content on homes, neighborhoods, and real estate professionals. We deliver this information on mobile devices through our iPhone, iPad, Android Phone, Android tablet, and Kindle Fire applications and also provide tailored mobile experiences, such as GPS-based search.

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

To date, we have focused our efforts and investments on developing and delivering superior products and user experiences, attracting consumers and real estate professionals to our marketplace, selling our products and growing our revenue. We intend to continue to spend on technology and engineering in order to further improve the experience of our users and offer the most comprehensive end-to-end marketing and customer relationship management solutions for real estate professionals.

We believe that the growth of our business and our future success are dependent upon many factors including our ability to increase our audience size and user engagement, grow the number of our paying subscribers, increase the value of our advertising and software-as-a-service products, achieve the anticipated benefits of the Market Leader acquisition, and successfully invest in our growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We also expect that our efforts to maintain or increase consumer traffic and subscribers are likely to include, among other things, increases to our marketing spending and expenditures to increase the number of our engineering and product development personnel. In 2014, we launched a national marketing campaign that is designed to attract serious home buyers and sellers to our marketplace.

Acquisition by Zillow, Inc.

On July 28, 2014, we entered into the Merger Agreement with Zillow and HoldCo, pursuant to which Zillow acquired us on February 17, 2015. Pursuant to the Merger Agreement, both we and Zillow have become wholly-owned subsidiaries of HoldCo.

Upon completion of the Zillow Merger, (i) each outstanding share of our common stock was converted into the right to receive 0.444 of a share of Class A common stock of HoldCo; (ii) each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of Class A common stock of HoldCo; and (iii) each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of Class B common stock of HoldCo. The Class A common stock of HoldCo has one vote per share and the Class B common stock of HoldCo has ten votes per share, similar to the former capital structure of Zillow.

In addition, subject to certain exceptions, each Trulia stock option, restricted stock unit and stock appreciation right outstanding immediately prior to the consummation of the Merger, whether or not vested and exercisable was assumed by HoldCo and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of, HoldCo Class A Common Stock. The terms of each assumed equity award are the same except that the number of shares subject to each equity award and the per share exercise price, if any, was adjusted based on the exchange ratio per a formula set forth in the Merger Agreement.

On September 12, 2014, HoldCo filed a Registration Statement on Form S-4 with the SEC to register the shares of HoldCo’s common stock to be issued to shareholders of Zillow and stockholders of Trulia as consideration in the acquisition in exchange for the Zillow and Trulia common stock. The Registration Statement on Form S-4 was declared effective by the SEC on November 17, 2014. On December 18, 2014, Zillow’s shareholders and Trulia’s stockholders approved the Zillow Merger. In connection with the closing of the Zillow Merger on February 17, 2015, Trulia filed an application on Form 25 with the SEC to remove Trulia’s common stock from listing on the NYSE and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Trulia intends to file a certificate on Form 15 requesting that its reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated. HoldCo Class A Common Stock began trading on the NASDAQ Global Select Market on February 18, 2015.

Restructuring

On February 17, 2015, in connection with the Zillow Merger, we undertook a restructuring plan that will result in a total workforce reduction of approximately 342 employees, or approximately 32% of our workforce, at our Bellevue, Denver, New York and San Francisco locations, primarily in the sales and marketing functions. The restructuring plan is a result of the integration of our business and operations with and into Zillow’s business. Employees directly affected by the restructuring plan will be provided with severance payments, vesting acceleration, and outplacement assistance.

As a result of the restructuring plan, we plan to record a one-time restructuring charge of between approximately $21.5 million and $24.5 million in 2015, primarily representing cash payments for severance and other personnel related expenses, and non-cash expenses related to stock vesting acceleration. Severance payments will be paid out by the end of 2015. The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

In June 2014, our board of directors approved a restructuring plan to accelerate the integration of our Market Leader operations with those of Trulia, to eliminate overlapping positions, and to streamline operations. We implemented this restructuring plan to shorten the time to market for our products and to drive further growth. Further details on the restructuring are presented in Note 12 to our audited consolidated financial statement included in this Annual Report on Form 10-K.

Convertible Senior Notes

On December 17, 2013 we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes due in 2020, or the 2020 Notes, which included a $30.0 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses of $7.6 million payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, subject to certain conditions. Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. At the time of the Zillow Merger, the notes were convertible at a conversion rate of a number of shares of HoldCo Class A common stock equal to 27.8303 times 0.444 per $1,000 principal amount of notes, subject to adjustment in certain events.

In connection with the closing of the Zillow Merger on February 17, 2015, each outstanding 2020 Note which was convertible into shares of our common stock is now convertible into shares of HoldCo Class A Common Stock.

Acquisition of Market Leader, Inc.

On August 20, 2013 we completed the acquisition of Market Leader, Inc., or Market Leader, for approximately $372.7 million, including 4,412,489 million shares of our common stock valued at $189.3 million, and $170.5 million in cash and assumed Market Leader equity awards valued at $26.7 million, $12.9 million of which was included in the purchase price and the remaining amount was subject to post-acquisition service requirement and was being expensed prospectively. Market Leader is a provider of software-as-a-service based customer relationship management software for the real estate sector. We acquired Market Leader to help accelerate our growth, including by expanding our product portfolio for real estate professionals and increasing our subscriber base. Our consolidated financial statements include the results of operations for Market Leader beginning on August 21, 2013.

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

•

Monthly Unique Visitors. We count a unique visitor the first time a computer or mobile device with a unique IP address accesses trulia.com (including our Trulia blogs), any of our more than 177,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. If an individual accesses any of the websites or mobile applications using different IP addresses within a given month, the first access by each such IP address is counted as a separate unique visitor. If an individual accesses more than any one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Our number of monthly unique visitors includes mobile monthly unique visitors. We calculate our monthly unique visitors based on the monthly average over the applicable period. The third quarter of 2013 was the first quarter in which we included our consumer facing blogs in our monthly unique visitor count, and starting in March 2014 of the first quarter of 2014 we began including all other blogs in our monthly unique visitor count. We view monthly unique visitors as a key indicator of the growth in our business and audience reach, the quality of our products, and the strength of our brand awareness. In the year ended December 31, 2014, the total number of monthly unique visitors increased to 48.0 million from 37.8 million in the year ended December 31, 2013, a 27% increase. We attribute the growth in our monthly unique visitors principally to our marketing campaign efforts, the popularity of our mobile products, and the overall industry trend of more consumers using the web and mobile applications to research housing decisions.

•

Mobile Monthly Unique Visitors. We count a unique mobile visitor the first time a mobile device with a unique IP address accesses trulia.com (including our Trulia blogs starting March 2014), any of our more than 177,000 agent websites powered by Market Leader, or our mobile websites and applications during a calendar month. We calculate our mobile monthly unique visitors based on the monthly average over the applicable period. These mobile monthly unique visitors are included in our monthly unique visitors metric. We view mobile monthly unique visitors as a key indicator of the growth in our business and audience reach, and believe that having more unique visitors using our mobile applications will drive faster growth in our revenue. We plan to expand our mobile products to support our rapidly growing mobile user base. In the year ended December 31, 2014, the number of mobile monthly unique visitors increased to 23.7 million from 14.2 million in the year ended December 31, 2013, a 67% increase. We attribute this growth to our marketing campaign efforts, the overall adoption of smartphones and the growth of mobile applications and mobile web use by consumers. We also attribute the growth in our mobile monthly unique visitors to our increased efforts in developing a mobile website and mobile applications. Due to the significant growth rate of usage of our mobile products and solutions, our mobile monthly unique visitors has grown as a percentage of our monthly unique visitors over recent periods and we expect this trend to continue.

•

New Contributions to User-Generated Content. We define user-generated content as any content contributed by a user through trulia.com, or Trulia’s mobile websites or applications, such as Q&A discussions, blogs, blog comments, user votes, recommendations, and neighborhood ratings and reviews. In the year ended December 31, 2014, new contributions to user-generated content increased by approximately 4.8 million contributions, and we now have over 16.6 million cumulative contributions on our marketplace. We expect new contributions to user-generated content to continue to grow as our monthly unique visitors and total subscribers grow and as we introduce new features to trulia.com and our Trulia mobile websites and applications. While the absolute number of new contributions to user-generated content may continue to grow period-over-period, the rate of growth has slowed and we expect that the rate of growth may continue to slow as the aggregate size of our user-generated content increases. We believe the slowing growth rate of new contributions to user-generated content is a function of the large historical number of new contributions to user-generated content on our marketplace, which makes achievement of increasing rates of growth more challenging. We continue to focus on promoting new contributions to user-generated content to increase the engagement of our users with our marketplace.

•

Total Subscribers. We define a subscriber as a real estate professional with a paid subscription at the end of a period. This includes agents using our premium software-as-a-service product under a licensed purchased by their brokerage, and excludes subscribers to certain legacy Market Leader properties, such as activerain.com and SharperAgent. Total subscribers has been, and we expect will continue to be, a key driver of revenue growth. It is also an indicator of our market penetration, the value of our products, and the attractiveness of our consumer audience to real estate professionals. As of December 31, 2014, we had approximately 79,300 total subscribers, a 33% increase from approximately 60,000 total subscribers as of December 31, 2013, assuming a 20% overlap between Trulia and Market Leader. We attribute the growth in our total subscribers to our increasing sales and marketing efforts, principally from the growth of our inside sales team, as well as growth in monthly unique visitors. Although our total subscribers are growing period-over-period and we expect total subscribers to continue to grow, the rate of growth may slow as we increase efforts to sell more products to existing subscribers. In addition, subscribers often purchase subscriptions for limited periods as a result of seasonality, as part of their advertising campaigns, and other factors.

•

Average Monthly Revenue per Subscriber. We calculate our average monthly revenue per subscriber by dividing the revenue generated from subscriptions of our lead generation products and our software-as-a-service products in a period by the average number of subscribers in the period, divided again by the number of months in the period. Our average number of subscribers is calculated by taking the average of the beginning and ending number of subscribers for the period, and assumes a 20% overlap between Trulia and Market Leader. Our average monthly revenue per subscriber is a key indicator of our ability to monetize our marketplace and the performance of our software-as-a-service subscription products for real estate professionals, and we monitor changes in this metric to measure the effectiveness of our monetization strategy. As our new and existing subscribers mature, we have been able to increase our average monthly revenue per subscriber by launching new products to sell to these customers, redesigning existing products to expand inventory in high demand zip codes, raising prices in certain geographic markets, and selling to existing subscribers the additional advertising inventory created by traffic growth to our marketplace. In addition, in geographic markets that show strong demand for our Trulia subscription products—those where inventory is sold out and wait lists to purchase our products exist—average monthly revenue per subscriber is higher than in markets with less demand for these products. While our average monthly revenue per subscriber has increased and may continue to increase in absolute dollars year-over-year, the rate of increase has slowed and we expect that the rate of increase may continue to slow. We believe that the slowing growth rate of our average monthly revenue per subscriber is the result of the consolidation of the historically lower Market Leader average monthly revenue per subscriber into this key business metric, our larger subscriber base and the resulting challenge associated with achieving higher growth rates and our efforts to introduce new, lower priced, entry level lead generation products to attract new subscribers. Despite this slowing growth rate, we believe we have significant opportunities to continue to increase average monthly revenue per subscriber by further penetrating markets and by offering new products to existing subscribers.

Our key business metrics are as follows:

	Year Ended December 31,
	2014	2013	2012
Monthly unique visitors (in thousands)	48,030	37,756	23,145
Mobile monthly unique visitors (in thousands)	23,696	14,203	6,760
New contributions to user-generated content (in thousands)	4,795	4,362	3,050
Total subscribers (at period end)	79,254	59,677	24,443
Average monthly revenue per subscriber ($)	209	193	156

Components of Statements of Operations

Revenue

Our revenue is comprised of Marketplace revenue and Media revenue.

Marketplace Revenue. Marketplace revenue primarily consists of products and services sold to real estate professionals, including agents, brokers, agents of property managers, builders, and mortgage lenders on a fixed fee subscription, Cost Per Click (“CPC”) or Cost Per Lead (“CPL”) basis. We currently sell four sets of products to real estate professionals on a subscription basis. The first set of products, which includes Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from 6 months to 24 months. Our third set of products includes Trulia Seller Ads that enable real estate professionals to generate leads from consumers interested in selling their homes. Our fourth set of products is our comprehensive premium software-as-a-service based marketing products typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network.

Media Revenue. Media revenue primarily consists of display advertising sold on a Cost per Thousand (“CPM”), CPC, and CPL basis to advertisers promoting their brand on trulia.com, our mobile website, m.trulia.com and our partners websites (cumulatively “Trulia Websites”). Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Revenue is recognized in the periods the clicks or impressions are delivered. Pricing is primarily based on advertisement size and position on the Trulia Websites and fees are generally billed monthly. As our mobile web pages and mobile applications offer less space on which to display advertising, a shift in user traffic from our websites to mobile products could decrease our advertising inventory and negatively affect our Media revenue. Recently, we have experienced a shift in user traffic as our mobile monthly unique visitors have continued to grow at a rapid pace and our monthly unique visitors have stayed relatively constant.

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

	Year Ended December 31,
	2014	2013	2012
Marketplace revenue (current definition)	$210,335	$113,383	$47,805
Marketplace revenue (previous definition)	$—	$107,712	$45,475
Media revenue (current definition)	$41,602	$30,345	$20,280
Media revenue (previous definition)	$—	$36,016	$22,610

In addition, as noted above, in the year ended December 31, 2013, we have added the contribution of Market Leader to Marketplace revenue from August 21, 2013 (the day after the closing of our acquisition of Market Leader) through December 31, 2013.

Cost and Operating Expenses

Cost of Revenue. Cost of revenue consists primarily of expenses related to operating our websites and mobile applications, including those associated with the operation of our data centers and customer websites, hosting fees, customer service related headcount related expenses including salaries, bonuses, benefits and compensation paid in stock, cost to generate leads for customers, licensed content, multiple listing services fees, revenue sharing costs, credit card processing fees, third-party contractor fees, and allocated overhead.

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

Sales and Marketing. Sales and marketing expenses consist primarily of headcount related expenses including salaries, bonuses, commissions, benefits and compensation paid in stock for sales, customer service, marketing, and public relations employees; advertising expenses and third-party contractor fees. Sales and marketing expenses also include other sales expenses related to promotional and marketing activities, and allocated overhead.

General and Administrative. General and administrative expenses consist primarily of headcount related expenses including salaries, bonuses, benefits and compensation paid in stock for executive, finance, accounting, legal, human resources, recruiting, and administrative support personnel. General and administrative expenses also include legal, accounting, and other third-party professional service fees, bad debt, and allocated overhead costs.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalent and short-term investment balances.

Interest Expense

Interest expense consists primarily of interest on our outstanding long-term debt and capital lease obligations. See Note 7 of our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our long-term debt.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability includes charges from the remeasurement of our preferred stock warrant liability on a mark-to-market basis as of each period end. These preferred stock warrants became warrants to purchase common stock upon the completion of our IPO, at which time the warrant liability was remeasured to fair value and the remaining liability was reclassified as additional paid-in capital

Provision for Income Taxes

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

Our revenue is comprised of Marketplace revenue and Media revenue.

We enter into arrangements with customers that include combinations of CPC media placements, CPM media placements, and subscription products.

We allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”), if available; (ii) third-party evidence (“TPE”), if VSOE is not available; and (iii) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

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

Property and Equipment

Property and equipment is initially recorded at cost and depreciated using a straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred. The useful lives of our property and equipment are as follows:

Computer equipment	2 to 3 years
Office equipment, furniture and fixtures	3 years
Capitalized product development costs	2 to 3 years
Network equipment	5 years
Leasehold improvements	Shorter of the lease term or 5 years

Depreciation expense of assets acquired through capital leases is included in depreciation and amortization expense in the statements of operations.

Market Leader Restructuring Costs

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

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of net identifiable assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any goodwill impairments since our inception.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We measure the grant date fair value of stock options and stock appreciation rights using the Black-Scholes option-pricing model. Grant date fair value of restricted stock units equals the fair value of our common stock on the date of grant. These fair values are recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

We account for equity awards issued to nonemployees based on the fair value of these awards, which is remeasured at the end of each reporting period. The resulting change in value, if any, is recognized in the statement of operations during the period the related services are rendered.

The fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	5.3	5.5	5.5
Expected volatility	48%	52%	53%
Risk-free interest rate	1.7%	1.2%	0.9%
Dividend rate	0%	0%	0%

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We estimate the expected term of the options and stock appreciation rights based on a study of publicly traded industry peer companies and the historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the stock-based awards;

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

Business Combination

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill on the acquisition date is measured as the excess of consideration transferred over the net fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Purchased Intangible Assets

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The useful lives of the purchased intangible assets are as follows (in years):

Enterprise relationships	10 years
Premium users	5 years
Existing technology	7 years
Trade names	10 years
Home/MLS data feeds	10 years

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

Income Taxes

We account for our income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities, as well as any valuation allowance to be recorded against a deferred tax asset.

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

Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

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

During the year ended December 31, 2013, we completed an analysis of certain research expenditures attributable to the legacy Trulia business to determine whether, and to what extent, federal and state research credits could be claimed and carried forward from inception through 2013. As a result of that analysis, we claimed research and development credits of approximately $2.9 million and $2.5 million, for federal and state purposes, respectively. These credits have been presented in Note 14 of our audited financial statements included elsewhere in this Annual Report on Form 10-K as an increase to deferred tax assets for the year ended December 31, 2013 but have also resulted in a corresponding increase to our valuation allowance. The claim therefore had no net impact to income tax expense. The federal credits will begin to expire in 2025 and the state credits can be carried forward indefinitely.

At December 31, 2014, we had approximately $192.2 million of federal net operating loss and $152.5 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2025 and 2015, respectively. Included in the above net operating loss carryforwards are $59 million and $45.7 million of federal and state net operating loss carryforwards, respectively, associated with a windfall tax benefit that will be recorded as additional paid in capital when realized.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2014-17, “Business Combinations (Topic 805),” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity an option to apply pushdown accounting in its separate financial statements when a change in control occurs. The acquired entity may make this election in the subsequent period, and that will constitute a change in accounting principle. If pushdown accounting option is elected for a specific change in control event, that election is irrevocable. This guidance is effective as of November 18, 2014. Adoption of this guidance has no impact on our financial position, results of operations or cash flows in the current or future periods.

In May 2014, the FASB issued the Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange. Additionally, entities should have sufficient disclosures about nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance on January 1, 2017. We are in the process of assessing the impact on our financial position, results of operations and cash flows from the adoption of this guidance.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This pronouncement is effective for fiscal years beginning after December 15, 2012. We adopted this standard on January 1, 2013. During the years ended December 31, 2014, 2013, and 2012 we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Statement of Operations Data:
Revenue	$251,937	$143,728	$68,085
Cost and operating expenses: (1)
Cost of revenue (2)	44,538	23,122	9,999
Technology and development	57,643	34,612	20,199
Sales and marketing	144,180	71,370	33,747
General and administrative	49,964	32,702	13,659
Acquisition costs	18,144	6,065	—
Restructuring costs	4,987	—	—

Total cost and operating expenses	319,456	167,871	77,604

Loss from operations	(67,519)	(24,143)	(9,519)
Other income (expense)	(431)	121	50
Interest expense	(7,386)	(1,107)	(1,016)
Change in fair value of warrant liability	—	—	(369)
Loss on extinguishment of debt	—	(141)	—

Loss before provision for income taxes	(75,336)	(25,270)	(10,854)
Income tax (provision) benefit	(427)	7,511	(67)

Net loss attributable to common stockholders	$(75,763)	$(17,759)	$(10,921)

(1)	Compensation paid in stock was allocated as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$3,088	$718	$32
Technology and development	10,671	6,365	930
Sales and marketing	14,172	5,663	398
General and administrative	17,002	10,227	1,210
Restructuring costs	82	—	—

Total compensation paid in stock	$45,015	$22,973	$2,570

(2) Amortization of product development costs was included in technology and development as follows	$6,363	$2,660	$1,108

	Year Ended December 31,
	2014	2013	2012
Percentage of Revenue**:
Revenue	100%	100%	100%
Cost and operating expenses:
Cost of revenue	18	16	15
Technology and development	23	24	30
Sales and marketing	57	50	49
General and administrative	20	23	20
Acquisition costs	7	4	—
Restructuring costs	2	—	—

Total cost and operating expenses	127	117	114

Loss from operations	(27)	(17)	(14)
Other income (expense)	*	*	*
Interest expense	(3)	(1)	(2)
Change in fair value of warrant liability	—	—	*
Loss on extinguishment of debt	—	*	—

Loss before provision for income taxes	(30)	(18)	(16)
Income tax benefit	*	5	—

Net loss attributable to common stockholders	(30)%	(12)%	(16)%

*	Less than 0.5% of revenue.
**	Certain numbers may not foot due to rounding.

Comparison of the Years Ended December 31, 2014, 2013, and 2012

Revenue

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Revenue	$251,937	$143,728	$68,085	75%	111%

2014 Compared to 2013

Revenue increased to $251.9 million in the year ended December 31, 2014 from $143.7 million in the year ended December 31, 2013, an increase of $108.2 million, or 75%. Marketplace revenue and Media revenue represented 83% and 17%, respectively, of total revenue in the year ended December 31, 2014, compared to 79% and 21%, respectively, of total revenue in the year ended December 31, 2013. The increase in total revenue was primarily attributable to the revenue from our acquisition of Market Leader in August 2013, the growth in our subscriber base, an increase in the average revenue per subscriber, the growth in our monthly unique visitors, and increased sales of our Trulia Mobile Ads and Trulia Seller Ads subscription products.

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

During the years ended December 31, 2014, 2013, and 2012, we recognized Marketplace revenue and Media revenue as follows:

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Marketplace revenue	$210,335	$113,383	$47,805	86%	137%
Media revenue	41,602	30,345	20,280	37%	50%

Total revenue	$251,937	$143,728	$68,085	75%	111%

2014 Compared to 2013

Marketplace revenue increased to $210.3 million in the year ended December 31, 2014 from $113.4 million in the year ended December 31, 2013, an increase of $96.9 million, or 86%. This increase was primarily attributable to the full year of revenue in 2014 from our acquisition of Market Leader in August 2013, the growth in our subscriber base, the growth in sales of our subscription products for agents, Trulia Mobile Ads and Trulia Seller Ads, and an increase in the average revenue per subscriber.

Overall our subscriber base grew by 33% to approximately 79,300 subscribers as of December 31, 2014 from 59,700 subscribers as of December 31, 2013. However, we estimate that there was a 20% overlap of subscribers between Trulia and Market Leader for the year ended December 31, 2014. Our Trulia Mobile Ads and Trulia Seller Ads subscription products contributed to Marketplace revenue growth in the year ended December 31, 2014. The average monthly revenue per subscriber increased from $193 in the year ended December 31, 2013 to $209 in the year ended December 31, 2014, largely due to increased sales of these products.

Media revenue increased to $41.6 million in the year ended December 31, 2014 from $30.3 million in the year ended December 31, 2013, an increase of $11.3 million, or 37%. This increase was driven by the strong execution in our builder, credit, and display advertising areas, as well as continued rapid growth of our mobile monthly unique visitors and our monthly unique visitors.

2013 Compared to 2012

Marketplace revenue increased to $113.4 million in the year ended December 31, 2013 from $47.8 million in the year ended December 31, 2012, an increase of $65.6 million, or 137%. This was primarily attributable to the growth in the number of subscribers, our inventory expansion program, increased sales of our mobile subscription product, Trulia Mobile Ads, increased prices, as well as $21.2 million of revenue from our acquisition of Market Leader in August 2013.

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

Media revenue increased to $30.3 million in the year ended December 31, 2013 from $20.3 million in the year ended December 31, 2012, an increase of $10.1 million, or 50%. This increase was driven by strong year over year growth in our average monthly unique visitors, which increased from 23.1 million in the year ended December 31, 2012 to 38.8 million in the year ended December 31, 2013, an increase of 68%.

Cost of Revenue

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Cost of revenue	$44,538	$23,122	$9,999	93%	131%

2014 Compared to 2013

Cost of revenue increased to $44.5 million in the year ended December 31, 2014 from $23.1 million in the year ended December 31, 2013, an increase of $21.4 million, or 93%. The increase was primarily due to a $12.4 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 60% increase in headcount in the year ended December 31, 2014, compared to the year ended December 31, 2013, partially as a result of the Market Leader acquisition. Also, $5.5 million of the increase was related to lead acquisition; $400,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition; and $300,000 was related to the compensation paid in stock for equity awards granted to certain employees in connection with the Zillow Merger.

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

Technology and Development Expenses

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Technology and development	$57,643	$34,612	$20,199	67%	71%

2014 Compared to 2013

Technology and development expenses increased to $57.6 million in the year ended December 31, 2014 from $34.6 million in the year ended December 31, 2013, an increase of $23.0 million, or 67%. The increase was primarily due to a $14.5 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 44% increase in headcount in the year ended December 31, 2014, compared to the year ended December 31, 2013, partially as a result of the Market Leader acquisition. Also, $2.9 million of the increase was related to amortization of the intangible assets acquired in the Market Leader transaction; $746,000 was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition; and $3.0 million was related to the compensation paid in stock for equity awards granted to certain employees in connection with the Zillow Merger.

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

Sales and Marketing Expenses

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Sales and marketing	$144,180	$71,370	$33,747	102%	111%

2014 Compared to 2013

Sales and marketing expenses increased to $144.2 million in the year ended December 31, 2014 from $71.4 million in the year ended December 31, 2013, an increase of $72.8 million, or 102%. The increase was primarily due to a $36.9 million increase in labor and facilities related costs, including compensation paid in stock, largely as a result of a 42% increase in headcount in the year ended December 31, 2014, compared to the year ended December 31, 2013, partially as a result of the Market Leader acquisition. Also, $25.9 million of the increase was related to our marketing and advertising activities, $4.1 million was related to the amortization of the intangible assets acquired in the Market Leader transaction, $2.4 million was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition, and $2.0 million was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

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

General and Administrative Expenses

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
General and administrative	$49,964	$32,702	$13,659	53%	139%

2014 Compared to 2013

General and administrative expenses increased to $50.0 million in the year ended December 31, 2014 from $32.7 million in the year ended December 31, 2013, an increase of $17.3 million, or 53%. The increase was primarily due to a $9.3 million increase in labor and facilities related costs, including stock-based compensation, largely as a result of a 24% increase in headcount in the year ended December 31, 2014, compared to the year ended December 31, 2013, partially as a result of the Market Leader acquisition. Also, $2.7 million of the increase was related to the amortization of the intangible assets acquired in the Market Leader transaction, $1.9 million was related to the compensation paid in stock for the performance-based awards granted to certain employees in connection with the Market Leader acquisition; and $1.6 million was related to the compensation paid in stock for the equity awards granted to certain employees in connection with the Zillow Merger.

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

Acquisition Related Costs

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Acquisition related costs	$18,144	$6,065	$—	199%	100%

In the year ended December 31, 2014, we incurred $18.1 million of expenses in connection with the Zillow Merger primarily related to legal and other professional fees, compared to the $6.1 million of expenses incurred in connection with our acquisition of Market Leader in the year ended December 31, 2013.

Restructuring Costs

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Restructuring costs	$4,987	$—	$—	100%	—%

In the year ended December 31, 2014 we incurred $5.0 million of expenses in connection with the restructuring activities related to our ongoing integration of Market Leader described further in Note 12 of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Interest Expense

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Interest expense	$7,386	$1,107	$1,016	567%	9%

2014 Compared to 2013

Interest expense increased to $7.4 million in the year ended December 31, 2014 from $1.1 million in the year ended December 31, 2013, an increase of $6.3 million, or 567%. The increase is primarily related to the 2020 Notes that we issued in December 2013, which accrue interest at 2.75% annually.

2013 Compared to 2012

Interest expense increased to $1.1 million in the year ended December 31, 2013 from $1.0 million in the year ended December 31, 2012, an increase of $0.1 million, or 9%. This increase is attributable to an incremental interest expense associated with our outstanding indebtedness.

Change in Fair Value of Warrant Liability

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(In thousands)
Change in fair value of warrant liability	$—	$—	$(369)	—%	(100)%

2013 Compared to 2012

Change in fair value of warrant liability decreased to $0 in the year ended December 31, 2013 from $369,000 in the year ended December 31, 2012, a decrease of $369,000, or 100%. We issued these warrants when a new credit facility was established in September 2011. Upon the first public filing of our registration statement in August 2012, the anti-dilution provisions in these warrants terminated. As a result, the preferred stock warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. Immediately prior to completion of our initial public offering in September 2012, the preferred stock converted to common stock and these warrants to purchase preferred stock converted into warrants to purchase common stock. Because these warrant no longer contained anti-dilution provisions, they were no longer remeasured to fair value on an ongoing basis. The warrants were net exercised in February 2013 and were no longer outstanding as of December 31, 2013.

Quarterly Results of Operations

The following unaudited quarterly statements of operations data for each of the eight quarters as of the year ended December 31, 2014 have been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(Unaudited, in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$66,218	$67,144	$64,086	$54,489	$49,730	$40,283	$29,713	$24,002
Cost and operating expenses: (1)
Cost of revenue (exclusive of amortization) (2)	11,535	12,025	10,881	10,097	9,428	6,069	4,443	3,181
Technology and development	15,696	14,865	14,457	12,625	13,128	10,058	6,529	4,897
Sales and marketing	34,684	38,867	37,485	33,144	25,586	20,189	13,302	12,293
General and administrative	12,805	11,606	13,559	11,994	12,134	9,826	5,570	5,172
Acquisition costs	7,312	10,832	—	—	—	4,060	2,005	—
Restructuring costs	190	1,154	3,643	—	—	—	—	—

Total cost and operating expenses	82,222	89,349	80,025	67,860	60,276	50,202	31,849	25,543

Loss from operations	(16,004)	(22,205)	(15,939)	(13,371)	(10,546)	(9,919)	(2,136)	(1,541)
Other income (expense)	(831)	109	146	145	9	33	52	26
Interest expense	(1,857)	(1,830)	(1,872)	(1,827)	(451)	(203)	(217)	(236)
Loss on extinguishment of debt	—	—	—	—	(141)	—	—	—

Loss before provision for income taxes	(18,692)	(23,926)	(17,665)	(15,053)	(11,129)	(10,089)	(2,301)	(1,751)
Income tax (provision) benefit	(64)	(67)	(198)	(98)	(17)	7,869	(110)	(231)

Net loss attributable to common stockholders	$(18,756)	$(23,993)	$(17,863)	$(15,151)	$(11,146)	$(2,220)	$(2,411)	$(1,982)

Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.64)	$(0.48)	$(0.41)	$(0.30)	$(0.06)	$(0.07)	$(0.07)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,001,317	37,540,527	37,068,035	36,726,178	37,270,375	34,557,842	32,150,829	28,427,025

Other Financial Information:
Adjusted EBITDA (3)	$15,611	$6,710	$4,611	$2,773	$7,683	$4,811	$3,403	$1,211

(1)	Compensation paid in stock was allocated as follows:

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(Unaudited, in thousands)
Cost of revenue	$1,339	$1,129	$194	$426	$420	$200	$57	$41
Technology and development	4,312	2,179	2,336	1,844	3,337	2,039	578	411
Sales and marketing	5,209	2,391	3,079	3,493	3,315	1,526	485	337
General and administrative	5,000	3,476	4,401	4,125	5,233	3,525	866	603

Total compensation paid in stock related to vesting of stock based compensation.	15,860	9,175	10,010	9,888	12,305	7,290	1,986	1,392
Other compensation paid in stock:
Restructuring costs	—	—	82	—	—	—	—	—

Total compensation paid in stock.	$15,860	$9,175	$10,092	$9,888	$12,305	$7,290	$1,986	$1,392

(2) Amortization of product development costs was included in technology and development as follows	$120	$1,817	$3,263	$1,163	$1,505	$559	$397	$199

(3)

See “Non-GAAP Financial Measures” for more information and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(Unaudited, in thousands)
Marketplace revenue (current definition)	$55,513	$55,875	$53,196	$45,750	$42,152	$31,308	$21,964	$17,959
Marketplace revenue (previous definition)	—	—	—	—	40,000	29,422	20,933	17,357
Media revenue (current definition)	10,705	11,269	10,890	8,739	7,578	8,975	7,749	6,043
Media revenue (previous definition)	—	—	—	—	9,730	10,861	8,780	6,645

Total revenue	$66,218	$67,144	$64,086	$54,489	$49,730	$40,283	$29,713	$24,002

	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Percentage of Revenue**:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue	17	18	17	19	19	15	15	13
Technology and development	24	22	23	23	26	25	22	20
Sales and marketing	52	58	58	61	51	50	45	51
General and administrative	19	17	21	22	24	24	19	22
Acquisition costs	11	16	—	—	—	10	6	—
Restructuring costs	*	2	6	—	—	—	—	—

Total cost and operating expenses	124	133	125	125	121	125	107	106

Loss from operations	(24)	(33)	(25)	(25)	(21)	(25)	(7)	(6)
Other income (expense)	(1)	*	*	*	*	*	*	*
Interest expense	(3)	(3)	(3)	(3)	(1)	(1)	(1)	(1)
Loss on extinguishment of debt	—	—	—	—	*	—	—	—

Loss before provision for income taxes	(28)	(36)	(28)	(28)	(22)	(25)	(8)	(7)
Income tax (provision) benefit	*	*	*	*	*	20	—	(1)

Net loss attributable to common stockholders	(28)%	(36)%	(28)%	(28)%	(22)%	(6)%	(8)%	(8)%

*	Less than 0.5% of revenue
**	Certain numbers may not foot due to rounding.

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

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(Unaudited, in thousands)
Net loss attributable to common stockholders	$(18,756)	$(23,993)	$(17,863)	$(15,151)	$(11,146)	$(2,220)	$(2,411)	$(1,982)
Non-GAAP adjustments:
Other income (expense)	831	(109)	(146)	(145)	(9)	(33)	(52)	(26)
Interest expense	1,857	1,830	1,872	1,827	451	203	217	236
Loss on extinguishment of debt	—	—	—	—	141	—	—	—
Depreciation and amortization	7,865	7,754	6,897	6,256	5,924	3,380	1,548	1,360
Compensation paid in stock	15,860	9,175	10,010	9,888	12,305	7,290	1,986	1,392
Income tax provision (benefit)	64	67	198	98	17	(7,869)	110	231
Acquisition costs	7,312	10,832	—	—	—	4,060	2,005	—
Restructuring costs—GAAP	190	1,154	3,643	—	—	—	—	—
Restructuring costs—Other	388	—	—	—	—	—	—	—

Adjusted EBITDA	$15,611	$6,710	$4,611	$2,773	$7,683	$4,811	$3,403	$1,211

Liquidity and Capital Resources

As of December 31, 2014 our principal sources of liquidity were cash and cash equivalents totaling $198.8 million, which consisted of bank deposits and money market funds.

On December 17, 2013 we issued $230.0 million aggregate principal amount of the 2020 Notes, which included $30.0 million of principal amount issued pursuant to an option to purchase additional notes granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million after deducting offering expenses of $7.6 million payable by us. In connection with our acquisition by Zillow, the 2020 Notes were assumed by HoldCo.

On August 20, 2013 we acquired all the outstanding shares of capital stock of Market Leader for 4,412,489 shares of our common stock and $170.5 million in cash. Under the terms of the Market Leader Merger Agreement, each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase price of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Market Leader Merger Agreement.

On March 20, 2013 we completed our follow-on public offering pursuant to which we sold an aggregate of 3,500,000 shares of our common stock, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $98.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On March 26, 2013, we sold an additional 525,000 shares of our common stock pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $29.75 per share, resulting in aggregate net proceeds to us of $14.8 million, after deducting underwriting discounts and commissions and offerings expenses payable by us. In addition, another 3,117,311 shares were sold by certain selling stockholders, which included 406,606 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares. We did not receive any proceeds from sales by the selling stockholders. Prior to our follow-on public offering, our operations were financed primarily by the net proceeds of $89.4 million from our initial public offering in September 2012, and $10.0 million in proceeds from the issuance of indebtedness from a Credit Facility. We repaid in full the outstanding balance of the Credit Facility in December 2013 with the net proceeds received from issuance of the 2020 Notes.

We have incurred cumulative losses of $140.6 million from our operations to date, and expect to incur additional losses in the future. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the cash that may be used in connection with acquisitions or other investments, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our technology and development efforts. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$12,056	$(1,372)	$4,153
Cash used in investing activities	(46,359)	(175,143)	(1,970)
Cash provided by financing activities	7,487	302,095	90,793

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2014 was $12.1 million. The primary component of our cash flows during the year ended December 31, 2014 was our net loss of $75.8 million. The cash flows from our net loss were increased by our non-cash operating activities and net cash flows provided through changes in certain of our operating assets and liabilities. Specifically, we recognized non-cash charges of $28.8 million for depreciation and amortization of our property and equipment and $44.9 million for compensation paid in stock. We also recognized changes in operating assets and liabilities which provided $9.5 million of cash from operating activities. The primary driver of the changes in our operating assets and liabilities was a $3.5 million decrease in prepaid expenses and other current assets. Changes in our operating assets and liabilities were also affected by an increase in deferred rent of $7.3 million primarily due to the our new office lease in San Francisco and an increase in accrued liabilities of $1.8 million due to the costs related to the Zillow Merger. This was offset by a $1.3 million decrease in accrued compensation and benefits due to our restructuring of the Market Leader operations and lower costs in the fourth quarter.

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

Cash Flows from Investing Activities

Cash used in investing activities of $46.4 million for the year ended December 31, 2014 was primarily related to the $41.2 million expenditures related to our new office space in San Francisco and Denver and restructuring activities relating to our Market Leader offices in Bellevue.

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

Cash Flows from Financing Activities

Cash flows from financing activities for the year ended December 31, 2014 of $7.5 million were primarily comprised of proceeds of $11.3 million from exercises of stock options, partially offset by a $3.7 million of equity awards withheld for tax liabilities.

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

Contractual Obligations and Other Commitments

On March 10, 2014, we entered into the Lease effective November 1, 2014, for approximately 79,000 square feet of new office space at 535 Mission Street in San Francisco that houses our principal executive office. This office space replaced our former principal office at 116 New Montgomery Street in San Francisco, for which the lease expired in the fourth quarter of 2014. On July 25, 2014, we entered into a lease amendment under which we will lease an additional 26,620 square feet of office space commencing in October 2015 under the same terms and conditions. The term of the Lease is approximately 107 months and the future minimum lease payments range from $182,000 to $347,000 per month. To secure our lease obligation we entered into a secured letter of credit arrangement with a financial institution for $3.8 million. This deposit is classified as restricted cash in our balance sheet as of December 31, 2014.

On April 10, 2014, we entered into a lease agreement for approximately 65,000 square feet of office space in the Denver metropolitan area, effective May 1, 2014. The term of the lease is approximately 90 calendar months, and future minimum lease payments range from $124,000 to $141,000 per month, starting in November 2014, after a six month rent abatement period. In connection with this lease agreement we entered into a secured letter of credit arrangement with a financial institution for $1.1 million to secure our lease obligation. This deposit is classified as restricted cash in our balance sheet as of December 31, 2014.

In September 2013, we entered into a lease effective through September 2021 for approximately 72,000 square feet of office space that houses our offices in Bellevue, WA. The term of the lease is approximately 97 calendar months and the future minimum lease payments range from $193,000 to $235,000 per month, starting in October 2014, after a 13 month rent abatement period.

We lease additional office space in New York area. We believe our facilities are sufficient for our current needs.

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt	$—	$—	$—	$230,000	$230,000
Interest on long-term debt (1)	6,325	12,650	12,650	6,325	37,950
Operating leases (2)	7,128	17,365	18,317	27,963	70,773

Total contractual obligations	$13,453	$30,015	$30,967	$264,288	$338,723

(1)	The 2020 Notes carry a 2.75% stated interest rate.
(2)	Operating leases include total future minimum rent payments under noncancelable operating lease agreements.

We had unrecognized tax benefits in the amount of $6.7 million as of December 31, 2014 related to uncertain tax positions. However, there is uncertainty regarding when these liabilities will require settlement so these amounts were not included in the contractual obligations table above.

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

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $198.8 million as of December 31 2014, which consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had the $230.0 million aggregate principal amount of the 2020 Notes outstanding as of December 31, 2014, due on December 15, 2020. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trulia, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Trulia, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trulia, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, on February 17, 2015, the Company was acquired by Zillow Group, Inc. pursuant to an Agreement and Plan of Merger dated as of July 28, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2015

TRULIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,781	$225,597
Accounts receivable, net of allowance for doubtful accounts of $86 and $411 as of December 31, 2014 and 2013, respectively	12,630	11,697
Prepaid expenses and other current assets	6,950	12,272

Total current assets	218,361	249,566
Restricted cash	6,717	1,589
Property and equipment, net	49,755	22,289
Intangible assets, net	102,567	117,888
Goodwill	255,904	255,904
Other assets	7,210	8,173

TOTAL ASSETS	$640,514	$655,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,974	$3,018
Accrued liabilities and restructuring costs	13,883	11,261
Accrued compensation and benefits	10,587	10,863
Deferred revenue	9,320	10,002
Deferred rent, current portion	1,009	1,035
Capital lease liability, current portion	24	51

Total current liabilities	36,797	36,230
Deferred rent, net of current portion	12,085	4,751
Capital lease liability, net of current portion	70	84
Long-term debt	230,000	230,000
Other long-term liabilities	1,315	3,268

Total liabilities	280,267	274,333

Commitments and contingencies (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value of $0.00001, 20,000,000 shares authorized as of December 31, 2014 and 2013; no shares issued or outstanding as of December 31, 2014 and 2013	—	—
Common stock, par value of $0.00001, 1,000,000,000 shares authorized as of December 31, 2014 and 2013; 39,318,329 and 37,668,476 shares issued as of December 31, 2014 and 2013, respectively; 38,232,425 and 36,582,572 shares outstanding as of December 31, 2014 and 2013, respectively	—	—
Treasury stock at $27.65, 1,085,904 as of December 31, 2014 and 2013	—	—
Additional paid-in capital	500,894	445,960
Accumulated deficit	(140,647)	(64,884)

Total stockholders’ equity	360,247	381,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$640,514	$655,409

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$251,937	$143,728	$68,085
Cost and operating expenses:
Cost of revenue (exclusive of amortization of product development cost)	44,538	23,122	9,999
Technology and development	57,643	34,612	20,199
Sales and marketing	144,180	71,370	33,747
General and administrative	49,964	32,702	13,659
Acquisition costs	18,144	6,065	—
Restructuring costs	4,987	—	—

Total cost and operating expenses	319,456	167,871	77,604

Loss from operations	(67,519)	(24,143)	(9,519)
Other income (expense)	(431)	121	50
Interest expense	(7,386)	(1,107)	(1,016)
Change in fair value of warrant liability	—	—	(369)
Loss on debt extinguishment	—	(141)	—

Loss before provision for income taxes	(75,336)	(25,270)	(10,854)
Income tax (provision) benefit	(427)	7,511	(67)

Net loss attributable to common stockholders	$(75,763)	$(17,759)	$(10,921)

Net loss per share attributable to common stockholders, basic and diluted	$(2.03)	$(0.54)	$(0.87)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,335,200	33,129,572	12,538,769

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2012	14,161,444	$—	6,919,892	$—	—	$—	$39,243	$(36,204)	$3,039
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	5,900,000	—	—	—	89,447	—	89,447
Conversion of convertible preferred stock to common stock in connection with initial public offering	(14,161,444)	—	14,161,444	—	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	—	—	666	—	666
Exercises of common stock options	—	—	541,445	—	—	—	1,681	—	1,681
Exercises of common stock warrants	—	—	33,380	—	—	—	—	—	—
Shares returned from escrow related to acquisition of Movity, Inc.	—	—	(3,343)	—	—	—	(14)	—	(14)
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	—	—	2,636	—	2,636
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(10,921)	(10,921)

Balance—December 31, 2012	—	—	27,552,818	—	—	—	133,659	(47,125)	86,534
Issuance of common stock in connection with follow-on public offering, net of offering costs	—	—	3,500,000	—	—	—	98,144	—	98,144
Issuance of additional shares of common stock in connection with follow-on public offering	—	—	525,000	—	—	—	14,878	—	14,878
Issuance of common stock as consideration for Market Leader	—	—	4,412,489	—	—	—	189,296	—	189,296
Assumption of stock-based awards in connection with the acquisition of Market Leader	—	—	—	—	—	—	12,871	—	12,871
Exercises of common stock options	—	—	1,484,251	—	—	—	7,003	—	7,003
Non-cash exercises of stock appreciation rights	—	—	32,169	—	—	—	—	—	—
Vesting of restricted stock units	—	—	151,164	—	—	—	—	—	—
Value and shares of equity awards withheld for tax liability and award exercises	—	—	(28,620)	—	—	—	(783)	—	(783)
Non-cash exercises of common stock warrants	—	—	56,054	—	—	—	—	—	—
Warrants withheld for exercises	—	—	(16,849)	—	—	—	—	—	—
Shares repurchases	—	—	—	—	(1,085,904)	—	(30,032)	—	(30,032)
Stock-based compensation expense related to options granted to employees	—	—	—	—	—	—	20,924	—	20,924
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(17,759)	(17,759)

Balance—December 31, 2013	—	—	37,668,476	—	(1,085,904)	—	445,960	(64,884)	381,076
Exercises of common stock options and stock appreciation rights	—	—	997,431	—	—	—	11,267	—	11,267
Vesting of restricted stock units	—	—	757,438	—	—	—	—	—	—
Value and shares of equity awards withheld for tax liability and award exercises	—	—	(105,016)	—	—	—	(3,739)	—	(3,739)
Stock-based compensation expense related to options granted to employees and nonemployees	—	—	—	—	—	—	47,324	—	47,324
Restructuring costs	—	—	—	—	—	—	82	—	82
Net loss and total comprehensive loss	—	—	—	—	—	—	—	(75,763)	(75,763)

Balance—December 31, 2014	—	$—	39,318,329	$—	(1,085,904)	$—	$500,894	$(140,647)	$360,247

See accompanying notes to consolidated financial statements.

TRULIA, INC.

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,763)	$(17,759)	$(10,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,772	12,211	3,585
Compensation paid in stock	44,933	22,973	2,570
Provision for doubtful accounts	(135)	351	95
Loss on disposal of fixed assets	787	45	—
Release of valuation allowance	—	(7,923)	—
Restructuring costs	2,708	—	—
Change in fair value of warrant liability	—	—	369
Amortization of debt discount	—	106	167
Amortization of debt issue cost	133	83	30
Amortization of underwriting fee	880	34	—
Loss on extinguishment of debt	—	141	—
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(798)	(5,005)	(2,475)
Prepaid expenses and other current assets	3,490	(6,467)	(889)
Other assets	(50)	—	(13)
Accounts payable	(267)	(6,698)	(864)
Accrued liabilities and restructuring costs	1,996	3,309	1,811
Accrued compensation and benefits	(1,344)	1,586	2,458
Deferred rent	7,308	4,935	(174)
Deferred revenue	(682)	(3,294)	8,469
Other long-term liabilities	88	—	(65)

Net cash provided by (used in) operating activities	12,056	(1,372)	4,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and deposits	(5,128)	(791)	(764)
Maturities of short-term investments	—	2,999	4,300
Purchases of property and equipment	(41,231)	(16,572)	(5,506)
Disposals of property and equipment	—	34	—
Acquisition, net of cash acquired of $9.7 million in 2013	—	(160,813)	—

Net cash used in investing activities	(46,359)	(175,143)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	—	93,279
Proceeds from follow-on public offering, net of underwriting discounts	—	114,056	—
Payments of costs related to public offerings	—	(1,034)	(3,832)
Proceeds from long-term debt	—	230,000	—
Repayments on long-term debt	—	(10,006)	—
Payment of debt issuance costs	—	(6,910)	—
Value of equity awards withheld for tax liability	(3,739)	(782)	—
Repayments on capital lease liability	(41)	(200)	(334)
Proceeds from exercises of stock options	11,267	7,003	1,680
Shares repurchased	—	(30,032)	—

Net cash provided by financing activities	7,487	302,095	90,793

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,816)	125,580	92,976
CASH AND CASH EQUIVALENTS—Beginning of period	225,597	100,017	7,041

CASH AND CASH EQUIVALENTS—End of period	$198,781	$225,597	$100,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,290	$696	$791

Cash paid for income taxes	$533	$418	$4

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized in product development costs	$3,114	$685	$66

Conversion of preferred stock warrants to common stock warrants	$—	$—	$666

Purchases of equipment under capital leases	$—	$105	$119

Net change related to purchases of equipment in accounts payable and accrued liabilities	$(2,645)	$3,325	$54

Purchases of equipment with accounts payable and accrued liabilities at period end	$1,319	$3,964	$226

Release of valuation allowance	$—	$7,923	$—

Other compensation to be paid in stock	$3,460	$2,524	$—

Common stock issued and stock awards assumed in connection with Market Leader acquisition	—	5,340,271	—

Common stock warrants exercised in a net settlement transaction	—	56,054	—

Stock appreciation rights exercised in a net settlement transaction	85,893	32,169	—

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

Acquisition by Zillow Group, Inc.

On July 28, 2014, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Zillow, Inc. (“Zillow”) and Zillow Group, Inc., f/k/a/ Zebra HoldCo, Inc., (“HoldCo”), pursuant to which both we and Zillow became wholly-owned subsidiaries of HoldCo, which series of transactions we refer to as the Zillow Merger.

Upon completion of the Zillow Merger, (i) each outstanding share of our common stock was converted into the right to receive 0.444 of a share of Class A common stock of HoldCo; (ii) each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of Class A common stock of HoldCo; and (iii) each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of Class B common stock of HoldCo. The Class A common stock of HoldCo has one vote per share and the Class B common stock of HoldCo has ten votes per share, similar to the former capital structure of Zillow.

In addition, subject to certain exceptions, each Trulia stock option, restricted stock unit and stock appreciation right outstanding immediately prior to the consummation of the Zillow Merger, whether or not vested and exercisable was assumed by HoldCo and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of HoldCo Class A Common Stock. The terms of each assumed equity award are the same except that the number of shares subject to each equity award and the per share exercise price, if any, was adjusted based on the exchange ratio per a formula set forth in the Merger Agreement. See Note 16 for further details on this subsequent event.

Convertible Senior Notes

On December 17, 2013, we issued $230.0 million aggregate principal amount of 2.75% Convertible Senior Notes, due in 2020, (“2020 Notes”), which included $30.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million, after deducting offering expenses payable by us. Interest began to accrue on December 17, 2013 and is payable semi-annually every June 15 and December 15, starting on June 15, 2014. We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes, subject to adjustment in certain events. In connection with our acquisition by Zillow, the 2020 Notes were assumed by HoldCo. Further details on the 2020 Notes are presented in Note 7 of these consolidated financial statements.

Acquisition of Market Leader, Inc.

In August 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. (“Market Leader”) for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Agreement and Plan of Merger (“Market Leader Merger Agreement”) each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of our common stock, for a total purchase consideration of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Market Leader Merger Agreement. We have included Market Leader’s results of operations prospectively after August 20, 2013, the date of acquisition. Further details on this business combination are presented in Note 5 of these consolidated financial statements.

In June 2014, our board of directors approved a restructuring plan to accelerate the integration of our Market Leader operations with those of Trulia, to eliminate overlapping positions, and to streamline operations. We implemented this restructuring plan to shorten the time to market for our products and to drive further growth. Further details on the restructuring are presented in Note 12 of these consolidated financial statements.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the operations of Trulia and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying financial statements in conformity with US GAAP requires that we make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; useful lives of property and equipment and intangible assets; recoverability of long-lived assets and intangible assets with definite lives; income tax uncertainties, including a valuation allowance for deferred tax assets; accounting for business combinations; restructuring reserves; and contingencies. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Our accounts receivable are derived from customers in the United States of America and Canada. We do not require our customers to provide collateral to support accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for estimated credit losses. Actual credit losses may differ from our estimates. No customer represented 10% or more of total revenue during the years ended December 31, 2014, 2013 and 2012. No customer represented 10% or more of our gross accounts receivable as of December 31, 2014, and one customer accounted for 13.0% of the gross accounts receivable as of December 31, 2013.

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

Marketplace Revenue. Marketplace revenue primarily consists of products and services sold to real estate professionals, including agents, brokers, agents of property managers, builders, and mortgage lenders on a fixed fee subscription, Cost Per Click (“CPC”) or Cost Per Lead (“CPL”) basis. We currently sell four sets of products to real estate professionals on a subscription basis. The first set of products, which includes Trulia Local Ads and Trulia Mobile Ads, enables real estate professionals to promote themselves on our search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Our second set of products allows real estate professionals to receive prominent placement of their listings in our search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Our third set of products includes Trulia Seller Ads that enable real estate professionals to generate leads from consumers interested in selling their homes. Our fourth set of products is our comprehensive premium software-as-a-service based marketing products typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network.

Media Revenue. Media revenue primarily consists of display advertising sold on a Cost per Thousand (“CPM”), CPC, or CPL basis to advertisers promoting their brand on trulia.com, our mobile website, m.trulia.com, and our partners websites (cumulatively “Trulia Websites”). Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Revenue is recognized in the periods the clicks or impressions are delivered. Pricing is primarily based on advertisement size and position on the Trulia Websites and fees are generally billed monthly. As our mobile web pages and mobile applications offer less space on which to display advertising, a shift in user traffic from our websites to mobile products could decrease our advertising inventory and negatively affect our Media revenue. Recently, we have experienced a shift in user traffic as our mobile monthly unique visitors have continued to grow at a rapid pace and our monthly unique visitors have stayed relatively constant.

Multiple-Element Arrangements

We enter into arrangements with customers that include combinations of CPC media placements, CPM media placements, and subscription products.

We allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”), if available; (ii) third-party evidence (“TPE”), if VSOE is not available; and (iii) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

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

Product Development Costs

Product development costs include costs related to the development of our marketplace which is inclusive of costs related to the development of our delivery points, the website and mobile applications. Product development costs are accounted for as follows: all costs incurred in the preliminary project and post-implementation stages are expensed as incurred, while certain costs incurred in the application development stage of a new product or projects to provide significant additional functionality to existing products are capitalized, if certain criteria are met. Maintenance and enhancement costs are typically expensed as incurred. We capitalized costs associated with product development of $19.1 million, $8.2 million and $2.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, and recorded related amortization expense of $6.4 million, $2.7 million and $1.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. The net book value of capitalized product development costs was $11.5 million and $7.5 million as of December 31, 2014 and 2013, respectively. Such costs are amortized on a straight-line basis over the estimated useful lives of the related assets, which have been estimated to be two years. Amortization expense is included in technology and development in the statements of operations.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expenses. Barter transactions represent the exchange of online advertising through placement of links. No revenue or expense for such barter transactions is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

Our advertising expense was $33.8 million, $7.7 million and $2.6 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock units granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We measure the grant date fair value of stock options and stock appreciation rights using the Black-Scholes option-pricing model. Grant date fair value of restricted stock units equals the fair value of our common stock on the date of grant. These fair values are recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

We account for equity awards issued to nonemployees based on the fair value of these awards, similar to employee awards. This fair value is remeasured at the end of each reporting period and the resulting change in value, if any, is recognized in the statement of operations as cumulative compensation cost during the period the related services are rendered.

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

Restructuring Costs

The main components of our restructuring plan relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to the employees and certain other criteria are met. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms, or at the cease-use date. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded. Further details on the restructuring are presented in Note 12 of these audited consolidated financial statements.

Comprehensive Loss

During the years ended December 31, 2014, 2013 and 2012, we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss were the same for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at the time of acquisition. Our cash equivalents consist of money market funds. All credit card and debit card transactions that process as of the last day of the fiscal year and settle within a few days in the subsequent period are also classified as cash and cash equivalents. The amounts due from the third party merchant processors for these transactions classified as cash totaled $469,000 and $349,000 as of December 31, 2014 and 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. Accounts receivable are recorded at invoiced amounts, net of our estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of our ability to collect on customer accounts receivable. We regularly review the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. We write-off accounts receivable against the allowance when we determine the balance is uncollectible and no longer actively pursue collection of the receivable. We recorded a provision for uncollectible accounts receivable of $(135,000), $351,000 and $95,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

Restricted Cash

Restricted cash consists of certificates of deposit held as collateral at a financial institution related to property leases in our name, and to insure the corporate credit card spending. These certificates of deposit have contractual maturities of less than three years. The balance of the restricted cash was $6.7 million and $1.6 million as of December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment is initially recorded at cost and depreciated using a straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred. The useful lives of our property and equipment are as follows:

Computer equipment	2 to 3 years
Office equipment, furniture and fixtures	3 years
Capitalized product development costs	2 to 3 years
Network equipment	5 years
Leasehold improvements	Shorter of the lease term or 5 years

Depreciation expense of assets acquired through capital leases is included within respective functional expenses in the statements of operations.

Business Combination

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the net fair value of assets acquired and liabilities assumed on the acquisition date. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Purchased Intangible Assets

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The useful lives of the purchased intangible assets are as follows:

Enterprise relationships	10 years
Premium users	5 years
Existing technology	7 years
Trade names	10 years
Home/MLS data feeds	10 years

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

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net identifiable assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the entity to its net book value. In calculating the implied fair value of our goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to the other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We had no impairment of goodwill in the years ended December 31, 2014, 2013, or 2012.

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

Recently Issued Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update No. 2014-17, “Business Combinations (Topic 805),” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity an option to apply pushdown accounting in its separate financial statements when a change in control occurs. The acquired entity may make this election in the subsequent period, which will constitute a change in accounting principle. If pushdown accounting option is elected for a specific change in control event, that election is irrevocable. We adopted this guidance prospectively from its effective date of November 18, 2014. Adoption of this guidance has no impact on our financial position, results of operations or cash flows in the current or future periods.

In May 2014, the FASB issued the Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange. Additionally, entities should have sufficient disclosures about nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance on January 1, 2017. We are in the process of assessing the impact on our financial position, results of operations and cash flows from the adoption of this guidance.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This pronouncement is effective for fiscal years beginning after December 15, 2012. We adopted this guidance on January 1, 2013 prospectively. In the years ended December 31, 2014, 2013 and 2012, we did not have any other comprehensive income and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

Level II—Inputs, other than quoted prices included within Level I, that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level III—Unobservable inputs that are supported by little or no market activity, which requires us to develop our own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying values of our financial instruments, including cash equivalents, accounts receivable, accounts payable, and restricted cash, approximate their fair values. The estimated fair value and carrying value of our 2020 Notes were $343.6 million and $230.0 million, respectively, as of December 31, 2014, and $252.0 million and $230.0 million, respectively, as of December 31, 2013. We determined the estimated fair value of the 2020 Notes through use of binomial option pricing model. The fair value is classified as Level III due to the use of significant unobservable inputs such as estimated long-term volatility of our common stock and credit risk premium.

We determined the fair value of the 2020 Notes using the following assumptions:

As of December 31, 2014
Stock price	$46.03
Time to maturity	5.96 years
Volatility	51%
Risk free rate	1.8%
Discount spread	8.5% - 10.5%

During the year ended December 31, 2012, we recognized a charge to earnings of $369,000 from remeasurement of the fair value of warrants to purchase preferred stock when they were converted into warrants to purchase common stock on the day of our IPO.

Fair Value Measurements on a Recurrent Basis (in thousands):

	As of December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	6,717	—	—	6,717

Total financial assets	$13,400	$—	$—	$13,400

	As of December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$6,683	$—	$—	$6,683
Restricted cash	1,589	—	—	1,589

Total financial assets	$8,272	$—	$—	$8,272

None of the cash equivalents or the restricted cash held by us had unrealized losses and there were no realized losses for the years ended December 31, 2014 and 2013. There were no other-than-temporary impairments for these instruments as of December 31, 2014 or 2013. In the year ended December 31, 2014, our restricted cash increased by $5.1 million, of which $3.8 million was related to our new lease agreement in San Francisco, and $968,000 related to the amendment of our continuing lease agreement in Denver. As of December 31, 2014, the contractual maturities of all certificates of deposit were less than three years.

4.    Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2014	2013
Computer equipment	$8,534	$7,275
Capitalized product development costs	21,822	9,934
Furniture and fixtures	5,323	3,276
Leasehold improvements	22,209	8,985
Software	1,908	183
Assets not yet in service	10,879	3,868

Total property and equipment	70,675	33,521
Less: accumulated depreciation and amortization	(20,920)	(11,232)

Total property and equipment, net	$49,755	$22,289

Depreciation expense during the years ended December 31, 2014, 2013, and 2012 was $13.1 million, $6.4 million and $3.6 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Legal and professional fees	$1,344	$2,253
Marketing and advertising expenses	2,494	1,326
Interest	316	246
Sales taxes	3,190	2,355
Payroll taxes	426	651
Acquisition of property and equipment	1,216	3,084
Restructuring costs	2,857	—
Other	2,040	1,346

Total accrued liabilities	$13,883	$11,261

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of December 31,
	2014	2013
Bonus	$3,579	$3,645
Payroll and related expenses	3,121	3,191
Commissions	2,160	2,166
Vacation	1,727	1,861

Total accrued compensation and benefits	$10,587	$10,863

5.    Acquisition of Market Leader

During the third quarter of fiscal year 2013, we acquired all the outstanding shares of capital stock of Market Leader, Inc. for 4,412,489 shares of our common stock and $170.5 million in cash. Market Leader is a provider of software-as-a-service (“SaaS”)-based customer relationship management software for the real estate sector. Under the terms and conditions of the Market Leader Merger Agreement, each outstanding share of Market Leader common stock was converted into the right to receive (a) $6.00 in cash, without interest, and subject to applicable withholding tax, and (b) 0.1553 of a share of the Company’s common stock, for a total purchase price of $372.7 million. In connection with the merger, all of the outstanding stock options, stock appreciation rights and restricted stock units of Market Leader were converted into stock options, stock appreciation rights and restricted stock units, respectively, denominated in shares of our common stock based on formulas set forth in the Market Leader Merger Agreement. We have included Market Leader’s results of operations prospectively after the acquisition date of August 20, 2013.

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

The fair value of Market Leader unvested stock awards (that were converted to our awards) related to post-combination services of Market Leader employees were recorded and continue to be recorded as share-based compensation expense over the respective vesting periods after the acquisition date.

For this business combination the measurement period allowed by FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), expired and the purchase price allocation to the net tangible and intangible assets was finalized on August 20, 2014. No adjustments to the purchase price were made during the measurement period. The excess of the purchase price over the fair value of net identifiable assets was recorded as goodwill. Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complementary products and largely non-overlapping customer bases. Goodwill is not deductible for income tax purposes. Our purchase price allocation is as follows (in thousands):

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

The estimated fair value of the intangible assets acquired was determined by us, and we considered or relied in part upon a valuation report of a third-party expert. We used an income approach to measure the fair value of the enterprise relationships based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the customer relationships based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair values of the developed technology and trade names based on the relief-from-royalty method. We used a cost approach to measure the fair value of the home/MLS data feed based on the estimated cost to replace the data feed library.

Net tangible assets were valued at their respective carrying amounts, as we believe that these amounts approximated their current fair values on the date of acquisition.

Acquisition-related costs, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred. Acquisition-related costs of $6.1 million for the year ended December 31, 2013 are included as a separate line item in our combined statement of operations.

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

	Years Ended December 31,
	2013	2012
Revenue	$178,151	$113.073
Net loss attributable to common shareholders	$(33,056)	$(49,461)
Net loss per share attributable to common shareholders—basic and diluted	$(0.92)	$(2.92)

6.    Goodwill and Intangible Assets

Goodwill

Goodwill recorded as a result of the Market Leader acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complimentary products and largely non-overlapping customer bases. Goodwill balance as of December 31, 2014 and 2013 was as follows:

Balance as of December 31, 2012	$2,155
Goodwill recorded in connection with the acquisition of Market Leader	253,749

Balance as of December 31, 2013	255,904
Change in goodwill	—

Balance as of December 31, 2014	$255,904

Intangible Assets

The following table presents the detail of intangible assets subject to amortization (in thousands):

	Year Ended December 31, 2014
	Cost	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(3,952)	$25,048
Premium users	15,200	(4,143)	11,057
Existing technology	32,300	(6,289)	26,011
Trade names	42,900	(5,847)	37,053
Home/MLS data feeds	3,700	(504)	3,196
Other	891	(689)	202

Total	$123,991	$(21,424)	$102,567

	Year Ended December 31, 2013
	Cost	Accumulated Amortization	Net
Enterprise relationships	$29,000	$(1,052)	$27,948
Premium users	15,200	(1,103)	14,097
Existing technology	32,300	(1,675)	30,625
Trade names	42,900	(1,557)	41,343
Home/MLS data feeds	3,700	(134)	3,566
Other	701	(392)	309

Total	$123,801	$(5,913)	$117,888

Amortization expense recorded for intangible assets for the years ended December 31, 2014 and 2013 was $15.7 million and $5.8 million, respectively.

Future amortization expense is expected to be as follows over each of the next five years (in thousands):

Total
2015	$15,311
2016	15,230
2017	15,230
2018	14,127
2019	12,190
Thereafter	30,479

Total	$102,567

7.    Debt

Convertible Senior Notes

On December 17, 2013, we issued $230.0 million aggregate principal amount of the 2020 Notes, which included $30.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the 2020 Notes is due on December 15, 2020. We received net proceeds of $222.4 million after deducting offering expenses payable by us. The effective interest rate on the 2020 Notes is not materially different from the stated interest rate of 2.75%.

We pay 2.75% interest per annum on the outstanding principal amount of the 2020 Notes semi-annually on June 15 and December 15 of each year beginning on June 15, 2014. Interest began to accrue on December 17, 2013. The 2020 Notes are unsecured senior obligations of Trulia. These 2020 Notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), and the 2020 Notes and the shares of our common stock issuable upon conversion of the 2020 Notes have not been registered under the Securities Act.

We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are convertible at an initial conversion rate of 27.8303 shares of our common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $35.93 per share of our common stock. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The holders of the 2020 Notes will have the ability to require us to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the 2020 Notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase price. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the notes, including, among other events, our failure to file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended, within 180 days after the time such report was required to be filed. There are no financial covenants to these 2020 Notes.

The conversion option of the 2020 Notes has no cash settlement provisions. Total issuance costs for the 2020 Notes were $7.6 million. We use the effective interest method to amortize the debt issuance costs. We believe that the conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

In connection with the completion of the Zillow Merger on February 17, 2015, the 2020 Notes became obligations of HoldCo, and became convertible for shares of HoldCo Class A common stock. Additional details on the Merger Agreement and the Zillow Merger are presented in Notes 1 and 14 of these consolidated financial statements.

The estimated fair value of the 2020 Notes as of December 31, 2014 and 2013 was $343.6 million and $252.0 million, respectively. We recognized interest expense and amortization of debt issue costs related to the 2020 Notes in the year ended December 31, 2014, and for the period from December 17, 2013 through December 31, 2013 of $7.3 million and $284,000, respectively.

Credit Facility

In September 2011, we entered into a $20.0 million loan and security agreement which provided for a secured term loan facility (“Credit Facility”) issuable in tranches, with a financial institution. Under the Credit Facility, the first tranche of $5.0 million was drawn down in full in September 2011 and was used to repay our outstanding debt at the time. The second tranche of $5.0 million was also drawn down in full in September 2011. The Credit Facility carried an interest rate equal to the greater of the prime rate plus 2.75% or 6% for the first tranche, and a rate equal to the greater of the prime rate plus 5.5% or 8.75% for the second and third tranches. The loan facility was subject to interest-only payments through September 2012, which was repayable in 30 equal monthly installments of principal and interest after the interest-only period, and had a maturity date of March 2015. However, during the six months ended June 30, 2012, we achieved certain financial milestones under the Credit Facility which provided for the extension of: a) the drawdown period from August 2012 to December 2012, b) the beginning of the interest-only period from September 2012 to March 2013, and c) the maturity date from March 2015 to September 2015. On December 31, 2012, the drawdown period for the remaining $10.0 million expired.

In conjunction with the Credit Facility, we issued warrants to purchase up to 120,961 shares of our stock as follows: (1) shares of Series D convertible preferred stock with an exercise price equal to $8.4738 per share or (2) shares of the next round of preferred stock financing at the per share price for such shares upon drawdown of the entire loan amount. Of this amount, warrants to purchase 56,054 shares of Series D convertible preferred stock became exercisable upon the drawdown of the first and second tranches and have an exercise price of $8.4738 per share. At the time of issuance, the aggregate fair value of these warrants was $281,000. We also paid a net facility charge of $165,000 upon drawdown of the first tranche of the loan. The fair value of warrants and net facility charge were recorded as debt discount to be amortized as interest expense over the contractual term of the loan agreement using the effective interest rate method. As a result of the debt discount, the effective interest rate for the Credit Facility differed from the contractual rate. During the years ended December 31, 2013 and 2012, we recognized interest expense related to amortization and write off of the remaining debt discount in the amount of $241,000 and $167,000, respectively. The warrants were net exercised in February 2013 and were no longer outstanding as of December 31, 2013.

On December 17, 2013 when the outstanding balance of the Credit Facility was $7.2 million, we repaid it with the proceeds from the 2020 Notes discussed above. We recorded a loss on debt extinguishment of $141,000.

8.    Commitments and Contingencies

Operating Leases

We lease our corporate offices under noncancelable operating leases in San Francisco, Bellevue, Denver, and New York that range from one to nine years in term.

On March 10, 2014, we entered into a lease agreement (“Lease”) effective November 1, 2014, for approximately 79,000 square feet of new office space at 535 Mission Street in San Francisco that houses our principal executive office. This office space replaced our former principal office at 116 New Montgomery Street in San Francisco, for which the lease expired in the fourth quarter of 2014. On July 25, 2014, we entered into a lease amendment under which we will lease an additional 26,620 square feet of office space commencing in October 2015 under the same terms and conditions. The term of the Lease is approximately 107 months and the future minimum lease payments range from $182,000 to $347,000 per month.

On April 10, 2014, we entered into a lease effective May 1, 2014 for approximately 65,000 square feet of office space in the Denver metropolitan area. The term of the lease is approximately 90 calendar months and the future minimum lease payments range from $124,000 to $141,000 per month, starting in November 2014 after a six month rent abatement period.

In September 2013, we entered into a lease effective through September 2021 for approximately 72,000 square feet of office space that houses our offices in Bellevue, WA. The term of the lease is approximately 97 calendar months and the future minimum lease payments range from $193,000 to $235,000 per month, starting in October 2014, after a 13 month rent abatement period.

We lease additional office space in New York area. We believe our facilities are sufficient for our current needs.

Rent expense from the leases of the facilities we currently occupy is recognized on a straight-line basis over the lease term. The rent expense for the years ended December 31, 2014 and 2013 was $5.7 million and $3.6 million, respectively.

As of December 31, 2014, our minimum payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Lease
2015	$7,128
2016	8,577
2017	8,788
2018	9,033
2019	9,283
Thereafter	27,963

Total minimum lease payments	$70,772

Contingencies

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

On September 23, 2014, the plaintiff in the Sciabacucci action filed an amended complaint, alleging substantially the same claims and seeking substantially the same relief as in the original complaint, and on September 24, 2014, the plaintiff filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 7, 2014, the plaintiff in the Collier action filed a new complaint in Delaware Court of Chancery, captioned Collier et al. v. Trulia, Inc., et al., Case No. 10209 (October 7, 2014), alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, the plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation, C.A. No. 10020-CB, and appointed a lead counsel. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number.

On November 19, 2014, the defendants entered into a memorandum of understanding with the In re Trulia, Inc. Stockholder Litigation plaintiffs regarding the settlement of that action. In connection with the settlement contemplated by the memorandum of understanding, with the defendants expressly denying that any of the claims has any merit, Trulia agreed to make certain additional disclosures related to the proposed merger, which disclosures Trulia made in a Form 8-K filed with the SEC on November 19, 2014. The memorandum of understanding contemplates that the parties will seek to enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Trulia stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may not be consummated.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of its directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary. No such obligations existed as of December 31, 2014 and 2013.

9.    Stockholders’ Equity

Shares Repurchases

In December 2013, we used $30.0 million of the net proceeds received from the issuance of the 2020 Notes to repurchase 1,085,383 shares of our common stock from purchasers of the 2020 Notes in privately negotiated transactions effected through J.P. Morgan Securities LLC or its affiliate as our agent. The purchase price per share of the common stock repurchased in this transaction was equal to the closing price per share of our common stock on December 11, 2013, which was $27.64. We also repurchased nominal other amounts of shares of our common stock in the open market at their effective market prices at the time of purchase. All shares repurchases were accounted for at cost.

Common Stock

As of December 31, 2014 and 2013, we had reserved shares of common stock for issuance as follows:

	As of December 31, 2014	As of December 31, 2013
Stock options and awards issued and outstanding	5,550,417	6,452,832
Stock options and awards available for grant under 2012 Plan	2,644,920	1,976,815
Stock options and awards available for grant under the 2004 Plan	—	82,784

Total	8,195,337	8,512,431

The common stock warrants were net exercised in February 2013 at an exercise price of $8.47 per share for an aggregate of 39,025 shares of common stock.

Preferred Stock

Under our amended and restated certificate of incorporation registered in September 2012, we were authorized to issue 20,000,000 shares of preferred stock at $0.00001 par value per share. The preferred stock may be issued from time to time in one or more series pursuant to a resolution or resolutions duly adopted by the board of directors. Our board of directors is authorized to determine by resolution the relevant powers of each issue of the preferred stock, such as designations, preferences, participation, dividend rights, divided rates, conversion rights, voting rights, etc. As of December 31, 2014 and 2013 no shares of preferred stock were issued or outstanding.

10.    Stock-Based Compensation

2005 Stock Plan

We granted options under our 2005 Stock Incentive Plan (“the 2005 Plan”) until September 2012 when the 2005 Plan was terminated. Since the date of the plan termination, no more stock options or awards were issued under the plan, however the stock options issued prior to the plan termination continue to be outstanding. Under the terms of the 2005 Plan, we had the ability to grant incentive (“ISO”) and nonstatutory (“NSO”) stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”). The options were granted at a price per share not less than 100% of the fair market value per share at the grant date. Options granted under the 2005 Plan generally vest at a rate of 25% after the first year and then at 1/36 of the remaining shares each month thereafter and expire 10 years from the grant date. Certain options vest monthly over two to four years.

2012 Equity Incentive Plan

Effective September 19, 2012, our board of directors adopted, and our stockholders approved, a 2012 Equity Incentive Plan (“the 2012 Plan”). The 2012 Plan provides for the grant of ISOs, NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Upon adoption of the 2012 Plan, a total of 2,370,000 shares of common stock were reserved for issuance plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year by the lesser of (i) 2,100,000 shares, (ii) 4% of outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by our board of directors. On January 1, 2015 and 2014 the shares available for grant under the 2012 Plan were automatically increased by 1,529,297 and 1,463,303 shares, respectively. On June 5, 2013, the stockholders approved a 2,000,000 share increase to the 2012 Plan. Under the 2012 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The board of directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the board of directors. The restricted stock units are granted for zero purchase price.

Market Leader 2004 Equity Incentive Plan

In connection with our acquisition of Market Leader and pursuant to the Market Leader Merger Agreement, we assumed Market Leader’s 2004 Equity Incentive Plan (“the 2004 Plan”) including all outstanding shares of restricted stock, all outstanding stock appreciation rights, all outstanding options, and all shares available for future issuance under the 2004 Plan, and all of such securities became issuable for shares of our common stock. We granted equity awards, to the extent permissible by applicable law and NYSE rules, under the 2004 Plan until it expired on December 9, 2014. The equity awards issued prior to the 2004 Plan expiration continue to be outstanding and are governed by the provisions of the 2004 Plan.

We did not assume House Value’s 1999 Stock Incentive Plan (“the 1999 Plan”). However, pursuant to the Market Leader Merger Agreement, we have assumed all outstanding shares of restricted stock, all outstanding stock appreciation rights, and all outstanding options issued under the 1999 Plan. These equity awards continue to be outstanding and are governed by the provisions of the 1999 Plan.

Total shares of common stock available for grant under our 2012 Plan and 2004 Plan were 2,644,920 and 2,059,599 as of December 31, 2014 and 2013, respectively. The 2004 Plan expired on December 9, 2014, consequently no shares were available under the 2004 Plan as of December 31, 2014.

Equity Awards Activity

The equity awards activity under the 2005 Plan, 2012 Plan, 1999 Plan, and 2004 Plan presented below includes employee and nonemployee awards.

Stock Option Activity

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	3,088,449	$13.90	7.42	$68,131
Granted	346,084	39.02
Canceled	(303,306)	30.48
Exercised	(911,538)	12.33

Balance—December 31, 2014	2,219,689	$16.19	6.93	$66,553

Options exercisable—December 31, 2014	1,304,211	$9.84	6.06	$47,261

Options vested and expected to vest—December 31, 2014	2,109,256	$15.75	6.86	$64,323

The options exercisable as of December 31, 2014 included options that were exercisable prior to vesting. The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $17.36, $15.24, and $6.77, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $30.0 million, $45.9 million, and $5.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total estimated grant date fair value of employee options vested during the years ended December 31, 2014, 2013 and 2012 was $7.5 million, $6.4 million and $4.6 million, respectively. As of December 31, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $10.5 million, net of estimated forfeitures of $5.7 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.17 years.

Stock Appreciation Rights Activity

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance—January 1, 2014	127,544	$11.83	3.08	$2,990
Granted	—	—
Canceled	(24,992)	12.78
Exercised	(85,893)	11.37

Balance—December 31, 2014	16,659	$12.78	2.16	$554

Exercisable—December 31, 2014	3,077	$11.61	2.06	$106

Vested and expected to vest—December 31, 2014	15,081	$12.75	2.16	$502

We measure the fair value of our stock appreciation rights similar to stock options. Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire on the earlier of five years from the date of grant or ninety days following termination of employment.

We did not have stock appreciation rights in the year ended December 31, 2012. The aggregate intrinsic value of the stock appreciation rights exercised during the years ended December 31, 2014 and 2013 was $3.6 million and $908,000, respectively. The total estimated grant date fair value of the stock appreciation rights vested during the years ended December 31, 2014 and 2013 was $2.0 million and $736,000, respectively. As of December 31, 2014, total unrecognized compensation cost related to non-vested stock appreciation rights granted to employees was $767,000, net of estimated forfeitures of $423,000. These costs will be amortized on a straight-line basis over a weighted average vesting period of 1.18 years.

Restricted Stock Units Activity

	RSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Unvested—January 1, 2014	1,660,589	$35.28	1.94	$58,569
Granted	1,612,050	44.34
Canceled	(383,629)	38.55
Released	(757,441)	34.32

Unvested—December 31, 2014	2,131,569	$41.73	2.24	$98,247

Restricted stock units expected to vest—December 31, 2014	1,632,663	$42.36	2.10	$75,151

In the second half of 2014, we granted restricted stock units to certain of our employees in connection with the Zillow Merger. These awards were set to vest on the earlier of (i) immediately prior to the closing of the Merger, or (ii) 18 months. On February 17, 2015, in connection with closing of the Zillow Merger, all of these awards have vested. We recorded a $6.9 million stock-based compensation expense associated with these awards in the year ended December 31, 2014.

As of December 31, 2014, total unrecognized compensation cost related to the non-vested RSUs granted was $77.8 million, net of estimated forfeitures of $19.3 million. This cost will be amortized on a straight-line basis over a weighted average vesting period of 2.10 years.

In May and August of 2013 we granted 2,105,000 stock unit awards in relation to the Market Leader acquisition, of which 1,576,250 were performance-based awards (“PSU”), and 528,750 were time-based awards. The performance-based awards were contingent upon closing of the Market Leader acquisition referred to in Note 1 of these consolidated financial statements, achievement of certain performance metrics, including comparative market-based returns, and the employees’ continued service relationship with us. The time-based awards were contingent upon closing of the Market Leader acquisition and the employees’ continued service relationship with us. On August 20, 2013, the first contingency was resolved when we closed the acquisition of Market Leader. Hence, the time-based awards were classified as restricted stock units and included in the RSU table above. The market condition for the performance-based awards has been achieved in the fourth quarter of 2014. The performance-based awards are summarized in the table below.

	PSUs Outstanding	Weighted Average Grant Date fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Unvested—January 1, 2014	1,576,250	$22.84	3.0	$55,594
Granted	—	—
Canceled	(393,750)	31.57
Released	—	—

Unvested—December 31, 2014	1,182,500	$20.11	1.38	$54,430

Restricted stock units expected to vest—December 31, 2014	1,111,464	$20.11	1.38	$51,161

We estimated the fair value of the performance-based awards using a Monte Carlo simulation model. Total compensation cost recorded related to performance-based awards in the years ended December 31, 2014 and 2013 was $5.4 million and $4.4 million, respectively. We had no PSUs in the year ended December 31, 2012.

As of December 31, 2014, total unrecognized compensation cost related to the unvested performance-based awards granted to employees was $13.8 million, net of estimated forfeitures of $7.7 million, respectively. This cost will be amortized on a straight-line basis over a weighted average vesting period of 1.38 years.

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

Expected Volatility—The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the awards because we have limited information on the volatility of our common stock since we do not have significant trading history. When making the selections of the comparable industry peers to be used in the volatility calculation, we considered the size, operational and economic similarities to our principle business operations.

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

Summary of Assumptions

The fair value of employee stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	5.3	5.5	5.5
Expected volatility	48%	52%	53%
Risk-free interest rate	1.7%	1.2%	0.9%
Dividend rate	0%	0%	0%

The fair value of the restricted stock units equals the market value of the underlying stock on the date of grant.

The fair value of the performance-based awards was estimated using a Monte Carlo simulation model with the following weighted average assumptions:

	As of May 29, 2013	As of August 29, 2013
Stock price	$30.31	$41.67
Simulation period	2.93 years	2.68 years
Risk free rate	0.47%	0.65%
Volatility	52.6%	52.6%
Dividend yield	0%	0%
Cost of equity	12.6%	12.3%

Equity awards granted to non-employees

We granted 3,911, 0 and 0 stock based awards to nonemployees during the years ended December 31, 2014, 2013, and 2012, respectively. During the year ended December 31, 2014, as a result of the restructuring of our

Market Leader operations, certain equity awards continued to vest as nonemployee awards. Such awards were subject to remeasurement at fair value at the end of each reporting period. The stock-based compensation expense recognized in connection with these awards was $1.6 million in the year ended December 31, 2014.

In the years ended December 31, 2013 and 2012, a total of $0 and $58,000 of stock-based compensation expense was recognized related to nonemployee options.

Compensation Paid in Stock

We recorded compensation expense for the stock-based awards granted to employees and other compensation paid in stock as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation:
Cost of revenue	$2,812	$644	$32
Technology and development	9,466	5,659	930
Sales and marketing	13,425	4,880	398
General and administrative	15,770	9,266	1,210

Total stock-based compensation expense	41,473	20,449	2,570

Other compensation paid in stock:
Cost of revenue	276	74	—
Technology and development	1,205	706	—
Sales and marketing	747	783	—
General and administrative	1,232	961	—

Total stock-based compensation expense and other compensation paid in stock	44,933	22,973	2,570

Restructuring costs	82	—	—

Total compensation paid in stock	$45,015	$22,973	$2,570

We capitalized stock-based compensation of $3.1 million, $685,000 and $66,000 in product development costs during the years ended December 31, 2014, 2013, and 2012, respectively.

11.    Net Loss per Share Attributable to Common Stockholders

The following table sets for the computation of our basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(75,763)	$(17,759)	$(10,921)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,335,200	33,129,572	12,538,769

Net loss per share attributable to common stockholders, basic and diluted	$(2.03)	$(0.54)	$(0.87)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options to purchase common stock	2,219,689	3,088,449	3,570,566
Restricted stock units	3,314,069	3,236,839	37,760
Stock appreciation rights	16,659	127,544	—
Heldback shares in connection with Movity acquisition	—	30,524	30,524
Common stock warrants	—	—	56,054
Convertible senior notes	6,400,969	6,400,969	—

12.    Market Leader Restructuring

In June 2014, as an ongoing effort to fully integrate Market Leader’s operations, we committed to a restructuring plan according to which we reduced headcount by 83 employees and incurred certain contract termination and other costs. We substantially completed these restructuring activities as of December 31, 2014.

A summary of total restructuring activities is shown in the table below (in thousands):

	One-time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring costs	$598	$2,168	$877	$3,643
Cash payments	(329)	—	(649)	(978)

Balance as of June 30, 2014	269	2,168	228	2,665

Restructuring costs	565	614	45	1,224
Cash payments	(591)	(6)	(192)	(789)
Non-cash charges	(82)	—	—	(82)
Change in estimate	(25)	—	(45)	(70)

Balance as of September 30, 2014	136	2,776	36	2,948
Restructuring costs	—	—	257	257
Cash payments	(41)	(150)	(90)	(281)
Change in estimate	—	—	(67)	(67)

Balance as of December 31, 2014	$95	$2,626	$136	$2,857

In the year ended December 31, 2014, we incurred $5.0 million in restructuring costs, most of which were general and administrative in nature. The restructuring accruals, which totaled $2.9 million at December 31, 2014, are recorded as part of the accrued liabilities in our consolidated balance sheet. This balance reflects estimated future cash outlays.

13.    Self-Insurance

We are self-insured for a portion of our employees’ medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from individual claims during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included in the accrued compensation and benefits balance in our consolidated balance sheets and was $707,000 and $225,000, as of December 31, 2014 and 2013, respectively.

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

As a result of the acquisition of Market Leader in August 2013, we recorded a tax benefit of $7.9 million as a discrete item in the third quarter of 2013. This tax benefit is a result of the partial release of our existing valuation allowance in conjunction with the acquisition since the acquired deferred tax liabilities from Market Leader will provide a source of income for us to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
State	$427	$412	$67
Deferred:
Federal	—	(5,123)	—
State	—	(2,800)	—

TOTAL	$427	$(7,511)	$67

A reconciliation of the statutory federal income tax rate of 35% and 34% for 2014 and 2013, respectively, to the actual tax rate for the years ended December 31 is as follows (in thousands):

	As of December 31,
	2014	2013
Tax at federal statutory rate	$(26,430)	$(8,592)
Permanent items	244	128
State taxes	(844)	(499)
Net operating loss not benefitted	21,110	8,004
Acquisition related costs	6,216	1,072
Valuation allowance release	—	(7,923)
Stock-based compensation	131	299

Income tax expense	$427	$(7,511)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amount used for income tax purposes. Our deferred tax assets and liabilities are detailed below (in thousands):

	As of December 31,
	2014	2013
Assets:
Net operating loss carryforwards	$50,824	$40,828
Tax credit carryforwards	8,371	5,210
Accruals and reserves	8,337	5,082
Stock-based compensation	10,891	9,034
Other	16	27

Gross deferred tax assets	78,439	60,181
Valuation allowance	(46,191)	(20,995)

Total deferred tax assets	32,248	39,186

Liabilities:
Deferred Revenue	—	(58)
Prepaid expenses and other	(1,097)	(1,085)
Fixed assets and intangibles	(31,151)	(38,043)

Total deferred tax liabilities	(32,248)	(39,186)

Net deferred tax assets	$—	$—

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	As of December 31,
	2014	2013
Current deferred tax assets	$1,206	$3,038
Non-current deferred tax assets	—	2,525
Non-current deferred tax liabilities	(1,206)	(5,563)

Net deferred tax liabilities	$—	$—

We have evaluated the available positive and negative evidence surrounding our ability to realize our deferred tax assets. In our evaluation, we determined that our recent and cumulative history of pre-tax book losses, as well as our expectation of pre-tax losses in the near future, presents overwhelming negative evidence of our ability to realize our deferred tax assets in excess of our deferred tax liabilities. Accordingly, we have established a full valuation allowance against our net deferred tax assets. Our valuation allowance was approximately $21.0 million at December 31, 2013 and was increased by approximately $25.2 million to approximately $46.2 million at December 31, 2014.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law which retroactively extends most of the provisions that expired at the end of 2013 until the end of 2014. This change in tax law did not materially impact our tax provision as a result of the full valuation allowance recorded against our net deferred tax assets.

At December 31, 2014, we had approximately $192.2 million of federal net operating loss and $152.5 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2025 and 2015, respectively. Included in the above net operating loss carryforwards are $59.0 million and $45.7 million of federal and state net operating loss carryforwards, respectively, associated with a windfall tax benefit that will be recorded as additional paid in capital when realized.

During the year ended December 31, 2013, we completed an analysis of certain research expenditures attributable to the legacy Trulia business to determine whether, and to what extent, federal and state research credits could be claimed and carried forward from inception through 2013. As a result of that analysis, we claimed research and development credits of approximately $2.9 million and $2.5 million, for federal and state purposes, respectively. These credits have been presented as an increase to deferred tax assets in the table above for the year ended December 31, 2013 but have also resulted in a corresponding increase to our valuation allowance. The claim therefore had no net impact to income tax expense.

At December 31, 2014, we had approximately $6.6 million of federal research credit and $5.7 million of state research credit carryforwards. In addition, we had approximately $1.3 million of state enterprise zone credits carryforwards. The federal credits will begin to expire in 2025 and the state credits can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards are subject to annual use limitations due to certain ownership change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. However, we do not anticipate these limitations will significantly impact our ability to utilize our net operating losses and tax credit carryforwards.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2014, 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Balance at the beginning of the year	$2,336	$20	$475
Increases (decreases) related to prior year tax positions	1,253	—	(475)
Current year increases	3,113	2,316	20

Balance at the end of the year	$6,702	$2,336	$20

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2014, there were no accrued interest and penalties related to uncertain tax positions. We do not have any tax positions that are expected to significantly increase or decrease within the next 12 months.

We file income tax returns in the U.S. federal and various state jurisdictions. Our tax years for 2011 and forward are subject to examination by the U.S. tax authorities, our tax years for 2010 and forward are subject to examination by various state tax authorities. However, due to the fact that we had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. In addition, to the extent we are deemed to have a sufficient connection to a particular taxing jurisdiction to enable that jurisdiction to tax us but we have not filed an income tax return in that jurisdiction for the year(s) at issue, the jurisdiction would typically be able to assert a tax liability for such years without limitation on the number of years it may examine.

15.    Employee Benefit Plan

Effective April 1, 2014, we have a single defined contribution 401(k) retirement plan covering Trulia and Market Leader employees who have met certain eligibility requirements (“the Trulia 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately.

We currently match up to 4% of employee contributions under the Trulia 401(k) Plan. Our expense related to the Trulia 401(k) Plan was $2.9 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.

16.    Subsequent Events

Zillow Merger

As previously announced, Trulia, Zillow and HoldCo entered into the Merger Agreement on July 28, 2014. Pursuant to the terms of the Merger Agreement, on February 17, 2015, (i) a wholly owned subsidiary of HoldCo (“Zillow Merger Sub”) was merged with and into Zillow, the separate corporate existence of Zillow Merger Sub thereupon ceased and Zillow continued as the surviving corporation (the “Zillow Merger”) and (ii) a separate wholly owned subsidiary of HoldCo (“Trulia Merger Sub”) merged with and into Trulia, the separate corporate existence of Trulia Merger Sub thereupon ceased and Trulia continued as the surviving corporation (the “Trulia Merger” and, together with the Zillow Merger, the “Mergers”). As a result of the Mergers, both Trulia and Zillow are now wholly owned subsidiaries of HoldCo.

Pursuant to the terms of the Merger Agreement, upon completion of the Mergers, (a) each share of Trulia Common Stock issued and outstanding immediately prior to the Trulia Merger (other than shares owned by Trulia as treasury stock and shares owned by Zillow or HoldCo or any direct or indirect wholly owned subsidiary of Zillow or Trulia) converted into the right to receive 0.444 of a share of fully paid and nonassessable HoldCo Class A Common Stock, (b) each share of Class A common stock, par value $0.0001 per share, of Zillow (the “Zillow Class A Common Stock”) issued and outstanding immediately prior to the Zillow Merger (other than shares owned by Zillow as treasury stock, shares owned by Trulia or HoldCo, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) converted into the right to receive one fully paid and nonassessable share of HoldCo Class A Common Stock; and (c) each share of Class B common stock, par value $0.0001 per share, of Zillow (the “Zillow Class B Common Stock”) issued and outstanding immediately prior to the Zillow Merger (other than shares owned by Zillow as treasury stock, shares owned by Trulia or HoldCo, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) converted into the right to receive one fully paid and nonassessable share of Class B common stock, par value $0.0001 per share, of HoldCo (the “HoldCo Class B Common Stock”). The HoldCo Class A Common Stock has one vote per share, and the HoldCo Class B Common Stock has ten votes per share, similar to the former capital structure of Zillow. As a result of the Mergers, Zillow’s founders, Richard Barton and Lloyd Frink, became the beneficial owners of more than a majority of the outstanding voting power of the shares of HoldCo Class A Common Stock and HoldCo Class B Common Stock.

In connection with the closing of the Mergers, we notified the New York Stock Exchange, or NYSE, that the Mergers had been completed, and requested that trading of our common stock on the NYSE be suspended after close of market on February 17, 2015 and that our common stock be delisted on the New York Stock Exchange and with the Securities and Exchange Commission. In addition, after we file this Annual Report on Form 10-K, we will request that the Securities and Exchange Commission terminate our reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Pursuant to the terms of the Merger Agreement, all of the members of our Board of Directors, other than Peter Flint, Gregory Waldorf, and Erik Bardman, resigned as of the Merger effective time, including Theresia Gouw, Daniel Stephen Hafner, Sami Inkinen and Robert Moles. Messrs. Flint, Waldorf and Bardman are expected to resign immediately following the filing of this Annual Report on Form 10-K. In addition, the following executive officers of Trulia resigned their offices as of the Merger effective time: Daniele Farnedi, Chief Technology Officer and Scott Darling, Vice President, General Counsel and Corporate Secretary. Messrs. Aggarwal and Flint are expected to resign their offices as executive officers immediately following the filing of this Annual Report on Form 10-K.

Further, on February 17, 2015, in connection with the Mergers, we undertook a restructuring plan that will result in a total workforce reduction of approximately 342 employees, or approximately 32% of our workforce, at our Bellevue, Denver, New York and San Francisco locations, primarily in the sales and marketing functions. The restructuring plan is a result of the integration of our business and operations with and into Zillow’s business. Employees directly affected by the restructuring plan will be provided with severance payments, vesting acceleration, and outplacement assistance. We expect to complete the restructuring by the end of 2015.

As a result of the restructuring plan, we plan to record a one-time restructuring charge of between approximately $21.5 million and $24.5 million in 2015, primarily representing cash payments for severance and other personnel related expenses, and non-cash expenses related to stock vesting acceleration. Severance payments will be paid out by the end of 2015. The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

In addition, in connection with the closing of the Zillow Merger on February 17, 2015, the 2020 Notes were assumed by HoldCo and each outstanding 2020 Note which was convertible into shares of our common stock is now convertible into shares of HoldCo Class A Common Stock.

ListHub Litigation

On February 19, 2015, Move Sales Inc., the parent company of our largest for-sale listings data provider, ListHub, notified us that it plans to terminate our existing Platform Services Agreement on February 26, 2015 due to our acquisition by Zillow. On February 20, 2015, we filed a complaint and an application for a temporary restraining order in the Superior Court of the State of California, County of San Francisco against ListHub. The complaint and the application allege, among other things, breach of contract by ListHub in seeking to terminate the Agreement and seek injunctive relief to prevent termination of the Agreement and termination of the listings feeds ListHub provides to Trulia. On February 23, 2015, the Superior Court granted our application for a temporary restraining order and set March 12, 2015 as the date for a hearing on a preliminary injunction on the matter.

* * * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Trulia’s internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued a report, included herein, on the effectiveness of Trulia’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trulia, Inc.

San Francisco, California

We have audited the internal control over financial reporting of Trulia, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of the internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2015

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included under this Item 10 is as of February 15, 2015. On February 17, 2015, and pursuant to the Merger Agreement we entered into with Zillow and Zillow Group, Inc., both we and Zillow become wholly-owned subsidiaries of Zillow Group, Inc., which transaction we refer to as the Zillow Merger. For additional information regarding certain corporate governance matters of Trulia following the Zillow Merger, please refer to the Current Report on Form 8-K filed by Trulia on February 17, 2015. For information regarding the directors, executive officers, and certain corporate governance matters of Zillow Group, Inc., please refer to the Current Reports on Form 8-K filed by Zillow Group, Inc. on February 17, 2015.

Executive Officers

The following table and accompanying disclosure provides information regarding our executive officers as of February 15, 2015 and prior to the effectiveness of the Zillow Merger on February 17, 2015. In connection with the closing of the Zillow Merger, Daniele Farnedi, Chief Technology Officer and Scott Darling, Vice President, General Counsel and Corporate Secretary resigned their offices on February 17, 2015. Furthermore, Messrs. Aggarwal and Flint are expected to resign their offices as executive officers immediately following the filing of this Annual Report on Form 10-K.

Name	Age	Position
Peter Flint	40	Co-Founder, Chairman, and Chief Executive Officer
Prashant “Sean” Aggarwal	49	Chief Financial Officer
Paul Levine	44	Chief Operating Officer
Daniele Farnedi*	47	Chief Technology Officer
Scott Darling*	42	Vice President, General Counsel, and Corporate Secretary

*	In connection with the closing of the Zillow Merger, on February 17, 2015, these executive officers resigned their offices.

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

Each executive officer serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board of Directors and Corporate Governance

General

The following table and accompanying disclosure provides information regarding our directors as of February 15, 2015 and prior to the effectiveness of the Zillow Merger on February 17, 2015. Pursuant to the terms of the Merger Agreement, all of the members of our Board of Directors, other than Peter Flint, Gregory Waldorf, and Erik Bardman, resigned on February 17, 2015, as of the Merger effective time, including Theresia Gouw, Daniel Stephen Hafner, Sami Inkinen and Robert Moles. Messrs. Flint, Waldorf and Bardman are expected to resign immediately following the filing of this Annual Report on Form 10-K.

Directors	Class	Age	Position	Director Since	Current Term Expires
Peter Flint	I	40	Co-Founder, Chairman, and Chief Executive Officer	2005	2016
Daniel Stephen Hafner (1)*	I	45	Director	2013	2016
Gregory Waldorf (1)(2)(3)(4)(5)	I	46	Director	2005	2016
Theresia Gouw (1)(2)(3)*	II	46	Director	2005	2014
Sami Inkinen*	II	39	Director and Co-Founder	2005	2014
Erik Bardman (3)(4)(5)	III	48	Director	2012	2015
Robert Moles (4)(5)*	III	60	Director	2006	2015

(1)	Member of the compensation committee
(2)	Member of the integration oversight committee
(3)	Member of the strategic transactions committee
(4)	Member of the audit committee

(5)	Member of the nominating and corporate governance committee
*	In connection with the closing of the Zillow Merger, on February 17, 2015, these directors resigned from our board of directors.

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. Five of our directors are independent within the meaning of the listing rules of the New York Stock Exchange. Our board of directors is divided into three staggered classes of directors.

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Board of Directors

Erik Bardman. Mr. Bardman has served as a director since June 2012. From May 2013 until September 2014, Mr. Bardman served as the Chief Financial Officer of Roku, Inc. He served as the Chief Financial Officer and Senior Vice President Finance of Logitech International S.A. from October 2009 to April 2013. Prior to joining Logitech, Mr. Bardman served as Acting Chief Financial Officer of ZillionTV Corporation, a personalized television service, from March 2009 to September 2009. Prior to ZillionTV, Mr. Bardman served in a number of positions at eBay, Inc., over five and one half years, including Vice President and Chief Financial Officer of eBay Marketplaces from May 2005 to September 2008. Prior to eBay, Mr. Bardman served in a number of positions at General Electric Company, over the course of 15 years, including Vice President of Strategic Pricing at GE Global Consumer Finance from October 1999 to June 2003. Mr. Bardman holds a Bachelor of Arts degree from Dickinson College and is also a graduate of General Electric’s Financial Management Program.

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

Theresia Gouw. Ms. Gouw has served as a director since December 2005. In 2014, Ms. Gouw co-founded Aspect Ventures, a venture capital firm that invests in companies leveraging data and interconnectivity to create breakthrough technologies, products and services for multi-platform, multi-device environments. From 1999 to 2014 Ms. Gouw was a general partner at Accel Partners, a venture capital firm, where she focused on software investments, with a specific interest in social commerce, vertical media, security, and consumer Internet/mobile applications. Ms. Gouw serves on the board of directors of Imperva, Inc., as well as on the boards of directors of several other software and technology companies. Ms. Gouw holds a Bachelor of Science degree from Brown University and a Master of Business Administration degree from Stanford University.

We believe that Ms. Gouw is qualified to serve as a member of our board of directors because of her experience in the software and technology industries as an investment professional and as an executive, and her experience as a director of other technology companies.

Daniel Stephen Hafner. Mr. Hafner has served as a director since October 2013. He has served as the co-founder and CEO of KAYAK since January 2004. Prior to KAYAK, Mr. Hafner helped found Orbitz Inc., the online travel agency site. Previously, Mr. Hafner worked as a strategy consultant at the Boston Consulting Group. He received a Bachelor of Arts degree in economics from Dartmouth College in 1991 and a Master of Business Administration from the Kellogg School at Northwestern University in 1997.

We believe that Mr. Hafner is qualified to serve as a member of our board of directors because of his leadership experience in building a world-class team for a fast growth Internet company and extensive knowledge in e-commerce advertising and marketing.

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

We believe that Mr. Inkinen is qualified to serve as a member of our board of directors because of the perspective and experience he brings as one of our former executives and a founder.

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

Gregory Waldorf. Mr. Waldorf has served as a director since September 2005. Since April 2014, Mr. Waldorf has served as Chief Executive Officer of Invoice2go. Mr. Waldorf previously served as Chief Executive Officer of eHarmony, Inc., an online dating company, from April 2006 to January 2011. Mr. Waldorf has also served on the boards of directors of several private companies. Mr. Waldorf holds a Bachelor of Arts degree from the University of California, Los Angeles and a Master of Business Administration degree from Stanford University.

We believe that Mr. Waldorf is qualified to serve as a member of our board of directors because he brings strategic insights and operational leadership and experience as a former chief executive officer of a technology company, as well as because of the experience and perspective he has obtained in his roles as an investor in, advisor to, and board member of, numerous companies.

Leadership Structure

Mr. Flint currently serves as both Chairman of our board of directors and Chief Executive Officer. Our board of directors believes that the current board leadership structure, coupled with a strong emphasis on board independence, provides effective independent oversight of management while allowing the board and management to benefit from Mr. Flint’s leadership and years of experience as an executive in the technology industry. Serving on our board of directors and as Chief Executive Officer since June 2005, Mr. Flint is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Flint possesses detailed in-depth knowledge of the issues, opportunities, and challenges facing us. Independent directors and management sometimes have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside of our company, while the Chief Executive Officer brings company specific experience and expertise. The board of directors believes that Mr. Flint’s combined role enables strong leadership, creates clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.

Lead Independent Director

Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chairman is not independent. Because our Chief Executive Officer, Mr. Flint, is our Chairman, our board of directors has appointed Mr. Waldorf to serve as our lead independent director. In addition, from time to time, our lead independent director, Mr. Waldorf, will preside over periodic meetings of our independent directors, serve as a liaison between our Chairman and the independent directors, and perform such additional duties as our board of directors may otherwise determine and delegate.

Board Meetings and Committees

During the year ended December 31, 2014, the board of directors held 13 meetings (including regularly scheduled and special meetings), and no director, except Sami Inkinen, attended fewer than 75% of the total number of meetings of the board of directors and the committees of which he or she was a member. A majority of our directors attended our 2014 Annual Meeting of Stockholders.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend.

As of February 15, 2015, our board of directors has an audit committee, a compensation committee, a nominating and corporate governance committee, an integration oversight committee, and a strategic transactions committee, each of which will have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. All of the directors on the board’s standing committees are independent, and each of these committees is led by a committee chair.

Audit Committee

Our audit committee currently consists of Messrs. Bardman and Waldorf, with Mr. Bardman serving as Chairman, and, prior to the closing of the Zillow Merger, Mr. Moles was also a member of our audit committee. The composition of our audit committee meets the requirements for independence under current New York Stock Exchange listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of the New York Stock Exchange listing standards. In addition, our board of directors has determined that Mr. Bardman is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The audit committee had six meetings in 2014. Our audit committee, among other things:

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

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviews our policies on risk assessment and risk management;

•	reviews related party transactions;

•	reviews and monitors compliance with our code of business conduct and ethics;

•

reviews actual and potential conflicts of interest of members of our board of directors and corporate officers, and approves or prohibits any involvement of such persons in matters that may involve a conflict of interest or the taking of a corporate opportunity;

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

Our audit committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange. A copy of the Audit Committee Charter is available on our website at ir.trulia.com.

Compensation Committee

Our compensation committee currently consists of Mr. Waldorf and Mr. Waldorf serves as Chairman, and, prior to the closing of the Zillow Merger, Ms. Gouw and Mr. Hafner were also members of our compensation committee. The composition of our compensation committee meets the requirements for independence under New York Stock Exchange listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code. The compensation committee had six meetings in 2014. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Our compensation committee, among other things:

•	reviews, approves, and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;

•	administers our stock and equity incentive plans; and

•	reviews and approves and makes recommendations to our board of directors regarding incentive compensation and equity plans.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange. A copy of the Compensation Committee Charter is available on our website at ir.trulia.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Messrs. Bardman and Waldorf, with Mr. Waldorf serving as Chairman, and, prior to the closing of the Zillow Merger, Mr. Moles was also a member of our nominating and corporate governance committee. The composition of our nominating and corporate governance committee meets the requirements for independence under New York Stock Exchange listing standards and SEC rules and regulations. The nominating and corporate governance committee had two meetings in 2014. Our nominating and corporate governance committee, among other things:

•	identifies, evaluates and selects, or makes recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

•	evaluates the performance of our board of directors and of individual directors;

•	considers and makes recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting; and

•	develops and makes recommendations to our board of directors regarding corporate governance guidelines and matters.

The nominating and corporate governance committee operates under a written charter that satisfies the applicable listing requirements and rules of the New York Stock Exchange. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at ir.trulia.com.

Integration Oversight Committee

Our integration oversight committee consisted of Ms. Gouw and Mr. Waldorf, with Mr. Waldorf serving as Chairman. The integration oversight committee had eight meeting in 2014. Our integration oversight committee, among other things, provided guidance to our management in its integration of the business (including customers, suppliers, and other business partners), personnel, and infrastructure of Market Leader with us and assisted our board of directors in its oversight of such integration. The integration oversight committee operated under a written charter. The integration oversight committee was disbanded in 2015.

Strategic Transactions Committee

Our strategic transactions committee currently consists of Messrs. Bardman and Waldorf, with Mr. Waldorf serving as Chairman, and, prior to the Zillow Merger, Ms. Gouw was also a member of the strategic transactions committee. The strategic transactions committee had ten meeting in 2014. Our strategic transactions committee, among other things, evaluates, negotiates, and makes recommendations to our board of directors regarding strategic transactions involving us, including, without limitation, (i) business combination transactions, (ii) an acquisition or sale of us, (iii) recapitalizations, restructurings or other similar transactions, (iv) sales, divestitures and other dispositions of businesses or assets, (v) financing transactions by and involving us, including equity and debt securities offerings, debt financings, secured transactions, and other financing arrangements, and (vi) any other strategic transactions involving us. The strategic transactions committee operates under a written charter.

Compensation Committee Interlocks and Insider Participation

As of February 15, 2015, none of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Communications with the Board of Directors

Any stockholders or any other interested party wishing to communicate with the entire board of directors, the non-management directors as a group, or with any individual member of the board of directors may do so by writing to the board of directors or to the particular member of the board of directors, and mailing the correspondence to our General Counsel at Trulia, Inc., 535 Mission Street, Suite 700, San Francisco, California, 94105, Attn: Legal Department. Our General Counsel or Legal Department will review all incoming stockholder or other interested party communications and, if appropriate, such communications will be forwarded to the appropriate member or members of the board of directors, or if none is specified, to the Chairman of the board of directors.

Corporate Governance Guidelines and Code of Ethics

Our board of directors has adopted Corporate Governance Guidelines. These guidelines address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. The full text of our Corporate Governance Guidelines in effect as of February 15, 2015 is posted on the Investor Relations portion of our website at ir.trulia.com.

The board of directors of Zillow Group, Inc. has adopted a Code of Ethics that applies to the company’s chief executive officer, chief financial officer, principal accounting officer, and controller and persons performing similar functions. The Zillow Group, Inc. Code of Ethics became applicable to Trulia as of February 17, 2015 and is available at http://investors.zillowgroup.com/corporate-governance.cfm. Zillow Group, Inc. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its website at the address specified above.

Risk Management

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.

Our board of directors believes that open communication between management and the board of directors is essential for effective risk management and oversight. Our board meets with our Chief Executive Officer and other members of the senior management team at quarterly board meetings, where, among other topics, they discuss strategy and risks facing the company.

While our board of directors is ultimately responsible for risk oversight, our board committees assist the board of directors in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The audit committee also reviews management’s assessment of the key risks facing us, including the key controls it relies on to mitigate those risks. The audit committee also monitors certain key risks at each of its regularly scheduled meetings, such as risk associated with internal control over financial reporting and liquidity risk. The nominating and corporate governance committee assists our board in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance. The compensation committee assesses risks created by the incentives inherent in our compensation policies. Finally, the full board of directors reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.

Non-Employee Director Compensation

The following table provides information concerning the compensation paid by us to each of our non-employee directors in the year ended December 31, 2014. Mr. Flint does not receive any additional compensation for his service as a director. For all of our non-employee directors, we offer to reimburse any travel expenses or other related expenses for attending meetings.

Name (1)(2)	Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Current non-employee directors:
Erik Bardman	$19,500	$199,976	—	—	—	—	$219,476
Theresia Gouw	5,000	99,969	—	—	—	—	104,969
Daniel Stephen Hafner	5,000	99,969	—	—	—	—	104,969
Sami Inkinen	0	99,969	—	—	—	—	99,969
Robert Moles	13,500	99,969	—	—	—	—	113,469
Gregory Waldorf	27,000	199,976	—	—	—	—	226,976

(1)

In fiscal 2014, each of our non-employee directors (other than Mr. Bardman and Mr. Waldorf) received, on June 3, 2014, a restricted stock unit award of 2,628 shares, with a grant date fair value of $99,969. Mr. Bardman and Mr. Waldorf each received, on June 3, 2014, a restricted stock unit award of 5,257 shares, with a grant date fair value of $199,976.

(2)	As of December 31, 2014, the aggregate number of shares underlying stock awards and outstanding option awards for each of our non-employee directors was:

Name	Outstanding Stock Awards	Outstanding Option Awards
Erik Bardman	5,257	18,375
Theresia Gouw	2,628	10,500
Daniel Stephen Hafner	5,182	—
Sami Inkinen	2,628	10,500
Robert Moles	2,628	63,175
Gregory Waldorf	5,257	—

(3)

Reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K for the year ended December 31, 2014. These amounts do not necessarily correspond to the actual value that may be recognized by the director.

Outside Director Compensation Policy

On October 30, 2012, our board of directors adopted the Outside Director Compensation Policy to formalize our practices regarding cash and equity compensation to non-employee directors.

Cash Compensation

Under the Outside Director Compensation Policy, non-employee directors will receive annual cash retainers for service in the following positions:

Position	Annual Cash Retainer
Audit committee chair	$16,000
Audit committee member other than chair	10,000
Compensation committee chair	10,000
Compensation committee member other than chair	5,000
Nominating and corporate governance committee chair	7,000
Nominating and corporate governance committee member other than chair	3,500

Equity Compensation

Non-employee directors are eligible to receive all types of equity awards (except incentive stock options) under the 2012 Equity Incentive Plan, or the 2012 Plan, including discretionary awards not covered under the Outside Director Compensation Policy. All awards under the Outside Director Compensation Policy will be automatic and non-discretionary.

The Outside Director Compensation Policy provides that on the date of each annual meeting of stockholders following our IPO, each non-employee director will be granted an annual award of restricted stock units under the 2012 Plan having a value equal to $100,000. In addition, the lead independent director and the audit committee chair will each receive an additional annual award having a value equal to $100,000 at each annual meeting. Each annual award will fully vest on the earlier to occur of: (i) the next annual meeting following the date of grant or (ii) the anniversary of the grant date, in each case, subject to continued service as a director through the vesting date. For purposes of the Outside Director Compensation Policy, value means the per share fair market value of our common stock on a given date, multiplied by the shares subject to the annual award.

Notwithstanding the vesting schedule described above, the vesting of all equity awards granted to a non-employee director, including any award granted outside of the Outside Director Compensation Policy, will vest in full upon a “change in control” (as defined in the 2012 Plan).

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers, and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2014, all Section 16(a) filing requirements were satisfied on a timely basis, except that one form to report a sale of long shares for Mr. Levine and one form to report the vesting of certain restricted stock units for Mr. Morris were filed late because of an inadvertent administrative error. Such late filings did not result in any liability under Section 16(b) of the Securities Exchange Act of 1934, as amended.

Codes of Ethics

The board of directors of Zillow Group, Inc. has adopted a Code of Ethics that applies to the company’s chief executive officer, chief financial officer, principal accounting officer, and controller and persons performing similar functions. The Zillow Group, Inc. Code of Ethics became applicable to Trulia as of February 17, 2015 and is available at http://investors.zillowgroup.com/corporate-governance.cfm. Zillow Group, Inc. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on its website at the address specified above.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The compensation provided to our named executive officers for 2014 is detailed in the 2014 Summary Compensation Table and accompanying footnotes and narrative. This section explains our executive compensation philosophy and objectives, our compensation-setting process, and the elements of our compensation program for 2014.

Our named executive officers in 2014 were:

•	Peter Flint, our Chief Executive Officer, or CEO, and co-founder;

•	Prashant “Sean” Aggarwal, our Chief Financial Officer, or CFO;

•	Paul Levine, our Chief Operating Officer, or COO;

•	Daniele Farnedi, our Chief Technology Officer, or CTO;

•	Scott Darling, our Vice President, General Counsel and Corporate Secretary; and

•	Ian Morris, our former President of Market Leader and current consultant.

Mr. Morris’s service as an executive officer ended as of July 2014. Mr. Morris continues to serve us as a consultant. See the summary description of the transition letter for Mr. Morris in the section titled “Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter.”

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is to provide a compensation program that attracts and retains our executive officers, including our named executive officers, and motivates them to pursue our corporate objectives while encouraging the creation of long-term value for our stockholders. We strive to provide compensation packages to our executive officers that are competitive, reward achievement of our business objectives, and align executive and stockholder interests through equity ownership.

Our executive compensation program is designed to achieve the following principal objectives:

•	attract, motivate and retain qualified executives to support growth expectations;

•	provide total direct compensation, consisting of salary and short-term and long-term incentive awards, that are competitive with the market while remaining internally equitable and fair;

•	ensure our executive compensation program and actual payouts are aligned with financial performance and strategic business goals;

•	ensure a substantial portion of each executive’s total compensation is at-risk and varies based on company and individual performance; and

•	align the executive compensation program with both short-term and long-term stockholder interests.

Compensation-Setting Process

Role of the Board of Directors and Compensation Committee

The initial compensation arrangements with our executive officers, including the named executive officers, were determined in negotiations with each individual executive when he joined us. Historically, our board of directors or our CEO has been responsible for negotiating these arrangements.

In February 2012, we established a compensation committee of our board of directors that oversees our executive compensation program and approves the compensation of our CEO and our executive officers. Our compensation committee determined the base salary, incentive compensation opportunity, and the equity awards provided to our named executive officers for the 2014 performance period. See the summary description of our compensation committee’s composition and charter in the section titled “Board of Directors and Corporate Governance—Board Meetings and Committees—Compensation Committee.”

Role of Senior Management

Our CEO makes recommendations to our compensation committee with respect to our other named executive officers. Our CEO reviewed the performance of the other named executive officers and consulted with our compensation committee on a formal and an informal basis on his conclusions and recommendations as to their compensation, including base salary adjustments and cash bonus payouts. Our CEO advised our compensation committee on recommended equity awards to the other named executive officers, and those recommendations were subject to formal approval by our compensation committee.

Role of Compensation Consultant

Our compensation committee is authorized to retain the services of one or more executive compensation advisors in connection with the establishment of our compensation programs and related policies.

In 2014, our compensation committee continued to retain Compensia, a national compensation consulting firm. Compensia provided a competitive assessment of our 2014 executive compensation program and provided a framework and peer group for 2014 executive compensation decisions. Also, our compensation committee requested that Compensia assist management with certain retention projects related to our transaction with Zillow.

In the context of our annual executive compensation review, with assistance from Compensia and input from our CEO and compensation committee, our compensation committee approved a peer group of publicly-traded companies, which met some or all of the following criteria: (i) operated in internet software and services industries; (ii) annual revenues approximately between $70 million and $270 million; (iii) revenue growth greater than 30%; (iv) a market capitalization between approximately $500 million to $4.5 billion and (v) a market capitalization as a multiple of annual revenue that was greater than ten. The following publicly-traded companies made up our compensation peer group for 2014 compensatory decisions: Bazaarvoice, Benefitfocus, Cvent, Demandware, eHealth, Ellie Mae, Jive Software, LivePerson, LogMeIn, Marketo, Move, OpenTable, PROS Holdings, SPS Commerce, Tangoe, Yelp and Zillow.

With respect to 2014 compensatory decisions, our compensation committee used the peer group for a general understanding of market compensation practices and our positioning within the peer group with respect to each element of our compensation program, but our compensation committee did not specifically benchmark certain targets in the peer group for 2014 executive compensation decisions.

With respect to our compensation consultants, in 2014, the compensation committee considered the factors specified in the SEC rules and the listing standards of the NYSE and determined that the work performed by Compensia did not give rise to any conflict of interest.

Say on Pay

At our Annual Meeting of Stockholders held on June 5, 2013, we held our initial stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved our 2012 named executive officer compensation with over 99% of the shares voted in favor of this proposal. We believe that the outcome of our say-on-pay vote signals our stockholders’ support of our compensation approach. However, even though stockholders demonstrated overwhelming support for our compensation approach in 2013, the compensation committee annually reevaluates our compensation practices to determine how they might be improved.

At our annual meeting of stockholders held on June 5, 2013, we held a stockholder advisory vote on the frequency of the say-on-pay vote. Our stockholders indicated their preference for a triennial say-on-pay vote. Our board of directors has determined to hold say on pay votes on a triennial basis.

Elements of Executive Compensation

Our executive compensation program consists of both cash and equity components. Beginning in 2013, we introduced restricted stock units as a form of equity compensation to our named executive officers. We also introduced performance-based restricted stock units to our named executive officers to emphasize a pay-for-performance approach. We believe that equity awards offer our named executive officers a valuable long-term incentive that aligns their interests with the interests of our stockholders.

We also offer cash compensation to our named executive officers in the form of a base salary and an annual cash incentive award opportunity at levels that we believe are competitive for our stage of development and industry. Our annual cash incentive award opportunities generally focus on the achievement of specific near-term financial and strategic objectives and individual key performance objectives that will further our longer-term growth objectives. In addition, in order to attract and induce potential executive officers to leave their existing employment, we occasionally provide for a sign-on bonus. In the case of the recruitment of our CFO, we also offered certain relocation benefits. In 2014, we provided for a retention bonus to Mr. Darling, as described below.

Base Salaries

Base salaries provide our named executive officers with a fixed amount of consistent compensation and are an important motivating factor in attracting and retaining these individuals. We do not apply specific formulas to determine adjustments to base salary. In 2014, our compensation committee was responsible for reviewing and approving base salaries for our named executive officers. For our CEO, our compensation committee considered the scope of our CEO’s performance, individual contributions, responsibilities, experience, and prior base salary level. For our other named executive officers, our CEO reviewed and recommended adjustments of base salary to our compensation committee, taking into consideration the scope of the named executive officer’s performance, individual contributions, responsibilities, experience, prior base salary level, and peer group market data. With respect to Mr. Morris, his service as an executive officer ended as of July 2014. Mr. Morris continues to serve us as a consultant. See the summary description of the transition letter for Mr. Morris in the section titled “Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter.”

In February 2014, our compensation committee approved base salary increases for our current named executive officers as set forth below. In making these adjustments, our compensation committee considered the subjective factors described above, the peer group analysis performed by Compensia, as well as the contributions expected from, and responsibilities of, each named executive officer as we continue to grow.

Named Executive Officer	Base Salary at End of 2013	Base Salary at End of 2014	Percent Increase in 2014
Peter Flint	$350,000	$400,000	% 14
Prashant Aggarwal	300,000	315,000	5
Paul Levine	300,000	315,000	5
Daniele Farnedi	260,000	270,000	4
Scott Darling	260,000	270,000	4

Annual Incentive Compensation

In establishing our annual incentive compensation plan, our objective is to provide cash awards linked to company and individual performance, remain competitive in the marketplace and drive performance toward company goals. Corporate goals focus on overarching objectives for the organization, while individual objectives represent key performance expectations at the departmental or individual level. In setting these objectives, we identify the financial and operational results required to successfully grow the business, while also recognizing that internal and external factors may hinder this progress. As such, these objectives are intended to be challenging to achieve but within reach. Our annual incentive compensation plan for named executive officers is a component of the SMT Bonus Plan, which is summarized and described in the section titled “—Employee Benefit and Stock Plans” below.

2014 SMT Bonus Plan

Our named executive officers (other than Mr. Morris) participate in a 2014 component of the SMT Bonus Plan, or the 2014 SMT Bonus Plan. The 2014 SMT Bonus Plan was further segregated into two sub-components for named executive officer participants: (i) a sub-component for general and administrative named executive officers considering the entire Trulia business (including Market Leader) (“G&A 2014 Bonus Plan”); and (ii) a sub-component for our COO and CTO that partly considers the legacy Trulia standalone business (the “Standalone 2014 Bonus Plan”). The rationale for separate sub-components was to allow us to differentiate incentives through goals that the named executive officer directly impacts.

For 2014, our compensation committee determined that the appropriate performance period would be annual because our compensation committee believed a full annual period reflected the best means for evaluating and rewarding performance. Our compensation committee selected revenue and (adjusted) EBITDA as the corporate performance goals because these represented key objectives for us in 2014. For the G&A 2014 Bonus Plan, the revenue goal was specifically GAAP revenue of the entire Trulia business, as reflected in our quarterly and annual financial statements. For the Standalone 2014 Bonus Plan, the revenue goal was the revenue of the legacy Trulia business, which is GAAP revenue of the entire Trulia business, as reflected in our quarterly and annual financial statements adjusted to exclude revenue from the Market Leader business. We defined (adjusted) EBITDA as net loss adjusted to exclude interest income, interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, compensation paid in stock, and certain other infrequently occurring items that we do not believe are indicative of ongoing results (such as acquisition or restructuring related costs). The determination of (adjusted) EBITDA is made without considering the effect of payments under the 2014 SMT Bonus Plan. Consistent with our incentive compensation philosophy, our compensation committee set targets for these key objectives to be challenging but reachable with exemplary corporate performance.

Each corporate performance goal includes a threshold level of achievement (with payout at 50% for the applicable goal), a target level of achievement (with payout at 100% for the applicable goal), a high level of achievement (with payout of 150% for the applicable goal), and a maximum level of achievement (with payout at 200% for the applicable goal). If achievement is between two performance target levels, the bonus payout is prorated on a linear basis based on revenue achievement.

Our compensation committee determined the relative weighting between corporate and individual performance based on the role of the executive officer within the company. The percentage breakdown between corporate goals and individual goals was (i) 90% corporate / 10% individual for our CEO, CFO and COO; and (ii) 70% corporate / 30% individual for our CTO and General Counsel. The higher corporate weighting for our CEO, CFO and COO reflects that these named executive officers have a greater direct impact on corporate level achievement.

Our CEO reviews the individual objectives for, and achievements of, the named executive officers (other than himself) because he is best suited to evaluate his direct reports and then makes recommendations to our compensation committee for final approval. Our compensation committee reviews the individual objectives for, and achievements of, our CEO.

For 2014, corporate and individual achievement were each capped at 200% because our compensation committee wanted to continue incentivizing our named executive officers to exceed the performance goals, while maintaining cost certainty with respect to incentive compensation. In addition to the annual bonus plan, our compensation committee approved a discretionary overachievement pool of potentially $500,000 or $1,000,000 if we exceeded both of our 2014 corporate goals beyond a certain level. Individual allocations under this discretionary overachievement pool to any eligible employee in our 2014 Bonus Plan would be recommended by our CEO, subject to approval by our compensation committee.

Payments under our 2014 SMT Bonus Plan may be made in cash or cash equivalents at the discretion of our compensation committee.

Incentive Targets under the 2014 SMT Bonus Plan

For 2014, our annual cash incentive award opportunities were designed to reward our named executive officers based on our performance and the individual named executive officer’s contribution to that performance. The target award opportunity for our CEO was established by our compensation committee. The 2014 target award opportunities were as follows:

Named Executive Officer	2014 Target Bonus	Percent Increase in 2014
Peter Flint	$300,000	% 50
Prashant Aggarwal	173,250	73
Paul Levine	173,250	73
Daniele Farnedi	121,500	143
Scott Darling	121,500	143

In determining the 2014 target bonus opportunities, our compensation committee considered the Compensia peer group data which showed that the then-existing total target cash compensation for each named executive officer (other than Mr. Morris) was at or below the 25th percentile of the peer group largely due to target bonus compensation as a percentage of base salary being below the 50th percentile of the peer group.

Incentive Payments under the 2014 SMT Bonus Plan

For 2014, we achieved $252 million of revenue, and $188 million of revenue for the Trulia standalone business and 12% (adjusted) EBITDA percentage (determined prior to payment of bonuses). The applicable target levels of achievement for each respective component of the 2014 SMT Bonus Plan were as follows:

Plan	Revenue Target	aEBITDA Target	Corporate Performance %
G&A 2014 Bonus Plan
Minimum	$247,000,000	9%	50%
Target	$260,000,000	11%	100%
High	$273,000,000	13%	150%
Max	$286,000,000	15%	200%

Standalone 2014 Bonus Plan
Minimum	$165,000,000	9%	50%
Target	$178,000,000	11%	100%
High	$191,000,000	13%	150%
Max	$204,000,000	15%	200%

Consequently in accordance with the 2014 SMT Bonus Plan, we paid our named executive officers in the G&A 2014 Bonus Plan 69% of their target awards for the corporate performance portion of their award and we paid our named executive officers in the Standalone 2014 Bonus Plan 140% of their target award for the corporate performance portion of their award.

With respect to individual performance, the compensation committee paid out the individual performance portion as follows: (i) CEO, CFO, COO and General Counsel: 150%; and (ii) CTO: 100%.

In accordance with applicable corporate and individual achievement levels, our compensation committee determined payouts as follows:

Named Executive Officer	Actual Award Payment
Peter Flint	$186,300
Prashant Aggarwal	107,588
Paul Levine	244,283
Daniele Farnedi	155,520
Scott Darling	113,359

With respect to the form of payment, our compensation committee exercised its discretion to payout the 2014 SMT Bonus Plan amounts in the form of fully vested restricted stock units. The cash value of the actual award payment will be divided by the closing price of a single share of our common stock (fractional shares shall be rounded down) on the earlier to occur of, (i) the end of the first full trading day following the date of the filing of our financial results for the fiscal quarter ended December 31, 2014 on Form 8-K with the Securities and Exchange Commission (the “SEC”), (ii) end of the first full trading day following the date of filing of our Annual Report on Form 10-K for fiscal year ended December 31, 2014 with the SEC, or (iii) the close of business on the third business days prior to the proposed “Effective Date” of the acquisition of the Company by Zillow as such term is defined in that certain Agreement and Plan of Merger dated July 28, 2014, between the Company, Zillow, and Zillow Group, Inc. (f/k/a Zebra HoldCo, Inc).

Retention Bonus

In addition, to the incentive opportunity under our 2014 SMT Bonus Plan, we provided Mr. Darling with an ability to earn a retention bonus of $225,000 in connection with our proposed acquisition by Zillow. The retention bonus was provided to help ensure that Mr. Darling remains with us through the closing of the transaction with Zillow. The retention bonus is payable in cash on the earlier to occur of: (i) the closing of the Zillow transaction; or (ii) January 28, 2016, in each case, subject to continued employment with us on the payment date.

Equity-Based Incentive Compensation

We use stock options to attract, motivate, and incentivize the executive talent necessary to accomplish our business objectives while also providing a significant long-term interest in our success by rewarding the creation of stockholder value. Vesting for stock options is based on continued employment with us, generally over four years, thereby also encouraging the retention of our executive officers. Also following our IPO, we started granting restricted stock units to provide for certain equity incentives regardless of fluctuations in our stock price. In 2013, we introduced restricted stock units with performance-based vesting as part of our pay-for-performance equity strategy. The performance goals of our 2013 pay-for-performance equity strategy were achieved in 2014, resulting in significant stockholder value creation and significant ability for our named executive officers to be compensated commensurately.

Historically, we have not applied a formula to determine the size of individual stock options granted to our named executive officers. Instead, our board of directors or our compensation committee has generally determined the size of individual grants using its collective business judgment and experience, taking into account, among other factors, the role and responsibility of the individual executive officer, the competitive market for the executive officer’s position and the size, value, and vesting status of existing equity awards. Based upon these factors, our board of directors or our compensation committee sets the size of each equity award at a level it considers appropriate to create a meaningful incentive.

2014 Equity Awards

At the beginning of each year, our compensation committee generally conducts an annual focal review and considers each named executive officer’s relative vesting of existing awards, the intrinsic value of unvested equity holdings, peer group data provided by Compensia, performance for the previous year, and anticipated future contributions to the company.

At the time it approved the performance-based equity awards granted in 2013, our compensation committee did not intend to make focal grants to any of our named executive officers in 2014. However, our compensation committee decided to grant Mr. Farnedi an equity award intended to have a value of approximately $350,000 in order to provide proactive retention of the senior leadership of the engineering team.

Outside of the focal review process, in June 2014, our compensation committee decided to grant Mr. Levine equity awards intended to have a value of approximately $4 million in recognition of Mr. Levine’s increased responsibilities related to the integration of Market Leader and the transition of Mr. Morris.

The following table summarizes the focal grant to named executive officers in 2014:

Named Executive Officer	Number of Shares of Common Stock Underlying Focal Stock Option Grant in 2014	Number of Shares of Common Stock Underlying Focal RSU Grant in 2014
Daniele Farnedi	7,785	7,785
Paul Levine	103,492	51,746

Retirement and Other Benefits

Our named executive officers receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. These benefits include medical, dental, and vision benefits; health savings accounts; short-term and long-term disability insurance; accidental death and dismemberment insurance; and basic life insurance. In addition, to promote preventative health measures, we provide all of our employees with the ability to reimburse a portion of their gym membership fees.

Our named executive officers (other than Mr. Morris) are eligible to participate in our 401(k) retirement savings plan on the same basis as other employees. We may make discretionary contributions to the plan in any year, subject to certain limits. In 2014, we made matching contributions under our 401(k) retirement savings plan to all eligible participants. Mr. Morris was eligible to participate in Market Leader’s 401(k) retirement savings plan which we assumed in the Market Leader acquisition. In 2014, there were no matching contributions made to Mr. Morris under the Market Leader 401(k) plan.

Generally, we have not provided perquisites or other personal benefits to our named executive officers, other than those offered to our other salaried employees. However, in 2014, we provided our CFO, on a tax-neutral basis, with an apartment in San Francisco for his use so long as Mr. Aggarwal is required to work in San Francisco. This is done because our CFO’s residence is more than 50 miles from our offices in San Francisco. At the time of his hiring in 2011, we believed that without providing this benefit, we would not have been able to induce Mr. Aggarwal to join us and we continued this benefit in 2014. Currently, we do not view perquisites or other personal benefits as a component of our executive compensation program.

Certain Arrangements with Executive Officers

In August 2012, we entered into confirmatory employment letter agreements with Messrs. Flint and Farnedi that confirmed the terms of their employment with us. In addition, the initial terms and conditions of employment for Messrs. Aggarwal, Levine and Darling are set forth in written offer letter agreements. Each of the agreements with our named executive officers was negotiated on our behalf by our CEO, who consulted with our board of directors, except for our confirmatory employment letter agreement with Mr. Flint, which was negotiated on our behalf by our compensation committee. We believe that the confirmatory employment letter and offer letter agreements were necessary to induce these individuals to forego other opportunities or, in the case of the offer letter agreements, to leave their current employment for the uncertainty of a demanding position in a new and unfamiliar organization. In connection with his transition from an executive role to a consultant, we entered into a transition letter with Mr. Morris. For a summary of the material terms and conditions of these letter agreements, see “—Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter.”

Severance and Change in Control Arrangements

The confirmatory employment letter and offer letter agreements and/or equity award agreements entered into with certain of our named executive officers provide certain protections in the event of their termination of employment under specified circumstances, including following a change in control of our company. We believe that these protections serve our executive retention objectives by helping our named executive officers maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event of certain qualifying terminations of employment or a transaction that could result in a change in control of our company. The terms of these agreements were determined after review by our board of directors of our retention goals for each named executive officer. For a summary of the potential payments due upon severance or change in control, see the section titled “—Potential Payments Upon Termination or Change in Control.”

Other Compensation Policies

Stock Ownership Guidelines

As of February 15, 2015, our compensation committee has not adopted stock ownership guidelines with respect to our named executive officers. In connection with our IPO, we established an insider trading policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock.

Compensation Recovery Policy

As of February 15, 2015, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. Our compensation committee intends to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Our pay-for-performance equity awards granted in 2013 provide that if our financial statements are subsequently restated as a result of fraud or intentional misconduct, our compensation committee reserves the right to claw-back and/or cancel the future settlement of the performance equity awards.

Tax and Accounting Treatment of Compensation

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer and each of the three other most highly compensated executive officers (other than the chief financial officer) in any taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. Our compensation committee may consider the deductibility of compensation when making decisions, but may authorize the payment of compensation that is not deductible when it believes it appropriate.

Taxation of “Parachute” Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Internal Revenue Code during 2014, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement. Sections 280G and 4999 of the Internal Revenue Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an executive officer, director, or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the Internal Revenue Code.

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

Risk Assessment and Compensation Practices

Our management assesses and discusses with our compensation committee our compensation policies and practices for our employees as they relate to our overall risk management, and based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The compensation committee has reviewed and discussed the section captioned “Executive Compensation,” included in this Annual Report on Form 10-K, with management and, based on such review and discussion, the compensation committee has recommended to our board of directors that this “Executive Compensation” section be included in this Annual Report on Form 10-K.

Submitted by the compensation committee of the board of directors on February 10, 2015:

Gregory Waldorf (Chair)

Theresia Gouw

Daniel Stephen Hafner

2014 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer or principal financial officer at any time during 2014, and our three other named executive officers who were serving as executive officers as of December 31, 2014. These individuals were our named executive officers for 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)		Total ($)
Peter Flint Chief Executive Officer	2014 2013 2012	$398,333 351,314 278,917	— — —	$	— 6,270,600 —	$	— 2,841,390 —	$186,300 310,000 —	(3)	$12,375 — —		$587,008 9,773,304 278,917

Sean Aggarwal Chief Financial Officer	2014 2013 2012	315,250 302,436 256,000	— — —		— 5,899,188 —		— 426,209 —	107,588 155,000 —	(3)	57,299 100,539 87,489	(4)	480,137 6,883,372 343,489

Paul Levine Chief Operating Officer	2014 2013 2012	315,250 303,269 264,180	— — —		1,999,983 5,394,250 —		1,758,101 189,426 —	244,283 155,000 —	(3)	11,364 8,400 6,933		4,328,982 6,050,345 271,113

Daniele Farnedi Chief Technology Officer	2014 2013 2012	270,396 262,118 220,323	— — —		233,316 998,156		105,403 165,748 131,328	155,520 72,500 —	(3)	7,167 7,208 6,106		771,803 1,505,730 357,757

Ian Morris* President, Market Leader (for a portion of 2014)	2014 2013	372,738 124,857	— —		— 17,136,450		— 2,488,663	87,300 87,300	(5)	73,962 —	(6)	534,000 19,837,270

Scott Darling VP & General Counsel	2014 2013 2012	270,397 253,962 226,462	— — —		— — —		— — —	113,359 82,500 —	(3)	10,767 10,767 8,750		394,524 347,229 235,212

*	Mr. Morris joined the company in August 2013 following the closing of our acquisition of Market Leader and transitioned to a consultant in September 2014 as part of our Market Leader reorganization.
(1)

The amounts reported represent the aggregate grant-date fair value of equity awards to the named executive officer in 2014, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant-date fair value of the equity awards reported in this column are set forth in the stock-based compensation note to our audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.

(2)

Unless otherwise described in the footnotes below, the amounts reported for 2014 represent the amount of the matching contributions made by us to the named executive officer’s account under our 401(k) plan.

(3)

The amounts reported represent performance-based awards earned by each named executive officer based on the achievement of certain of our company and individual management goals and the individual’s target incentive compensation amount. The material terms of the incentive compensation awards are described in the section titled “—Elements of Executive Compensation—Annual Incentive Compensation.” The amounts reported were paid in cash equivalents in the form of fully-vested restricted stock units. We anticipate that the amounts reported will be paid in February 2015.

(4)

Of the amount reported, $56,299 represents costs incurred by and reimbursed to Mr. Aggarwal in 2014 for housing costs in San Francisco as further discussed in “—Executive Confirmatory Employment Letter and Offer Letter Agreements—Prashant “Sean” Aggarwal.”

(5)

The amount reported represents a lump sum bonus of $87,300 paid to Mr. Morris in connection with the transition of employment as described in the section titled “—Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter—Ian Morris Transition Letter.”

(6)

The amount reported represents severance paid to Mr. Morris in connection with the transition of employment as described in the section titled “—Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter—Ian Morris Transition Letter.”

2014 Grants of Plan-Based Awards

The following table presents information regarding grants of plan-based awards made to our named executive officers during fiscal 2014 under any plan.

Name	Grant Date	Units or Rights Under Non-Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (2)		All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/sh) (3)	Grant Date Fair Value/ Incremental Fair Value (4)	Grant Date Fair Value of Stock and Option Awards
			Target	Maximum
Peter Flint	—		$300,000	$600,000
	2/18/14	10,012							$0.00	$30.96	$309,972

Sean Aggarwal	—		173,250	346,500
	2/14/14	5,171							0.00	29.97	154,975

Paul Levine	—		173,250	346,500
	2/14/14	5,171							0.00	29.97	154,975
	6/05/14				51,746	(5)			0.00	38.65	1,999,983
	6/05/14						103,492	(6)	38.65	16.98	1,758,101

Daniele Farnedi	—		121,500	243,000
	2/14/14	2,419							0.00	29.97	72,497
	2/14/14				7,785	(7)			0.00	29.97	233,316
	2/14/14						7,785	(6)	29.97	13.53	105,403

Ian Morris	—		233,880	467,760

Scott Darling	—		121,500	243,000
	2/14/14	2,752							0.00	29.97	82,477

(1)

The amounts reported represent performance-based awards earned by each named executive officer based on the achievement of certain of our company and individual management goals and the individual’s target incentive compensation amount for performance during our 2013 fiscal year. The amounts reported were paid in cash equivalents in the form of fully-vested restricted stock units in February 2014 and are being reported on this table because the grants were made during 2014. The amounts were reported in our 2013 Summary Compensation Table as Non-Equity Incentive Plan Compensation earned in our 2013 fiscal year.

(2)

The amounts to all named executive officers other than Mr. Morris represent performance-based amounts payable under our 2014 SMT Bonus Plan. Payments under this plan are not subject to a minimum payment requirement but are subject to a maximum payment at 200% of the target amount. The material terms of the awards are discussed in the section titled “Elements of Executive Compensation—Annual Incentive Compensation.” The value of the amounts earned for fiscal 2014 are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” The Company expects that the amounts reported in the “Summary Compensation Table” will be paid in February 2015 in cash equivalents in the form of fully-vested restricted stock units. Each named executive officer other than Mr. Morris received the following number of fully-vested restricted stock units: (i) Peter Flint, 4,161; (ii) Prashant Aggarwal, 2,403; (iii) Paul Levine, 5,456; (iv) Daniele Farnedi, 3,473; and (v) Scott Darling, 2,532.

(3)

The exercise price is set at the fair market value per share of our common stock on the grant date. For a discussion of our methodology for determining the fair value of our common stock, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” in this Annual Report on Form 10-K for the year ended December 31, 2014.

(4)

The amounts reported represent the aggregate grant-date fair value of the equity awards to the named executive officer in 2014, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the equity awards reported in this column are set forth in the notes to our audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.

(5)

The restricted stock units granted pursuant to our 2012 Plan will vest over a four-year period, with 1/16th of the number restricted stock units granted vesting on August 13, 2014, and the balance vesting in 15 successive equal quarterly installments upon the completion of each additional quarter of service thereafter.

(6)

The shares of common stock subject to the stock options were granted pursuant to our 2012 Plan and will vest in 48 successive equal monthly installments upon the completion of each month of service measured. For Mr. Levine, the vesting commencement date was June 1, 2014, and for Mr. Farnedi the vesting commencement date was February 1, 2014.

(7)

The restricted stock units granted pursuant to our 2012 Plan will vest over a four-year period, with a 12.5% of the shares vesting upon the first quarterly vesting period to occur on or after six months of service measured from February 1, 2014, and the balance will vest in 14 successive equal quarterly installments upon the completion of each additional quarter of service thereafter.

Outstanding Equity Awards at 2014 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of 2014.

		Option Awards (1)						Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (3)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Peter Flint	2/8/11	327,804	(4)	—		$4.29	2/7/21
	3/5/13	103,125	(5)	121,875		26.93	3/4/23
	5/29/13							300,000	(6)	$13,809,000

Sean Aggarwal	11/9/11	146,772	(7)(8)	—		5.55	11/8/21
	3/5/13	15,468	(5)	18,282		26.93	3/4/23
	3/5/13							18,984		873,834
	5/29/13							250,000	(6)	11,507,500

Paul Levine	5/11/11	82,307		22,324		4.29	5/10/21
	3/5/13	6,875	(5)	8,125		26.93	3/4/23
	6/5/14	12,936	(9)	90,556		38.65	6/4/24
	3/5/13							8,437		388,355
	5/29/13							250,000	(6)	11,507,500
	6/5/14							45,278	(10)	2,084,146

Daniele Farnedi	1/31/07	107,254		—		0.15	1/30/17
	2/8/11	55,485	(4)	1,181		4.29	2/7/21
	7/27/12	6,151		6,945		16.53	7/26/22
	3/5/13	—	(5)	7,110		26.93	3/4/23
	2/14/14	—		6,164	(11)	29.97	2/13/24
	3/5/13							7,382		339,793
	5/29/13							3,750	(12)	172,613
	5/29/13							22,500	(6)	1,035,675
	2/14/14							6,326		291,186

Ian Morris	8/29/13							120,313		5,538,007

Scott Darling	11/9/11	12,059		20,149		5.55	11/8/21
	3/5/13	3,437	(5)	4,063		26.93	3/4/23
	3/5/13							4,218		194,155
	5/29/13							3,750	(12)	172,613
	5/29/13							22,500	(6)	1,035,675

(1)

Each stock option granted prior to December 31, 2012 was granted pursuant to our 2005 Plan, and each stock option granted after December 31, 2012 was granted pursuant to our 2012 Plan. Unless otherwise described in the footnotes below, the stock options are not immediately exercisable. Unless otherwise described in the footnotes below, the shares of common stock subject to such stock options will vest over a four-year period, with 25% of the shares to vest upon completion of one year of service measured from the vesting commencement date, and the balance will vest in 36 successive equal monthly installments upon the completion of each additional month of service thereafter.

(2)

Each restricted stock unit was granted pursuant to our 2012 Plan. Unless otherwise described in the footnotes below, the restricted stock units vest over a four-year period, with 12.5% of the shares vesting upon the first quarterly vesting period to occur on or after six months of service measured from the vesting commencement date, and the balance will vest in 14 successive equal quarterly installments upon the completion of each additional quarter of service thereafter.

(3)

Market value of shares or units of stock that have not vested is computed by multiplying (i) $46.03, the closing price on the New York Stock Exchange of our common stock on December 31, 2014, the last trading day of fiscal 2014, by (ii) the number of shares or units of stock.

(4)

These stock options were granted to Messrs. Flint and Farnedi on February 8, 2011. The options are fully vested as to Mr. Flint. As to Mr. Farnedi, the shares of common stock subject to the stock option will vest in 48 successive equal monthly installments upon the completion of each month of service measured from January 18, 2011, the vesting commencement date.

(5)

The shares of common stock subject to such stock options will vest over a four-year period, with 1/48 of the shares to vest upon completion of each month of service measured from the vesting commencement date of February 1, 2013.

(6)

The performance-based restricted stock units granted in May 2013 are subject to the attainment of a company performance milestone as well as a continued service requirement after the milestone is achieved. After achievement of the performance milestone, which occurred in December 2014, the performance-based restricted stock units vest as to 1/6th of the restricted stock units on the Company’s first quarterly vesting date that is after the date of the achievement of the performance milestone, subject to continued service through such date. On each of the next five Company quarterly vesting dates thereafter, 1/6th of the number of performance-based restricted stock units granted will vest, subject to continued service through each such date.

(7)

The stock option granted to Mr. Aggarwal was immediately exercisable at grant for any or all of the shares subject thereto. However, any unvested shares purchased under such option will be subject to repurchase by us, at the lower of the original price paid per share or the current fair market value per share, should he cease to provide services to us prior to vesting in those shares. As of December 31, 2014, 55,407 shares subject to Mr. Aggarwal’s option remain unvested.

(8)

The shares of common stock subject to this stock option will vest in 48 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date of November 9, 2011.

(9)

The shares of common stock subject to the stock options were granted pursuant to our 2012 Plan and will vest in 48 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date of June 1, 2014.

(10)

The restricted stock units granted pursuant to our 2012 Plan will vest over a four-year period, with 1/16th of the number restricted stock units granted vesting on August 13, 2014, and the balance vesting in 15 successive equal quarterly installments upon the completion of each additional quarter of service thereafter.

(11)

The shares of common stock subject to the stock options were granted pursuant to our 2012 Plan and will vest in 48 successive equal monthly installments upon the completion of each month of service measured from the vesting commencement date of February 1, 2014.

(12)

The restricted stock units are subject to 24-months vesting and vested as to 50% of the number of restricted stock units granted on November 12, 2014. On each of the next four Company quarterly vesting dates, 1/8th of the number of restricted stock units granted shall vest, subject to continued service through each such date.

2014 Option Exercises and Stock Vested

The following table presents information concerning the exercise of options and vesting of stock awards during 2014 for each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (2)(3)	Value Realized on Vesting ($) (2)(4)
Peter Flint	—	$—	—	$—
Sean Aggarwal	—	—	8,437	356,431
Paul Levine	176,310	7,525,382	10,218	489,128
Daniele Farnedi	16,206	437,174	8,490	384,690
Ian Morris	118,604	3,332,154	43,750	1,849,320
Scott Darling	27,300	1,035,016	5,625	247,675

(1)	Reflects the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.
(2)

The amounts reported (except for Mr. Morris) exclude performance-based awards earned by each named executive officer under our 2013 SMT Bonus Plan. Incentives earned under our 2013 SMT Bonus Plan were paid in cash equivalents, in the form of fully vested restricted stock units. Shares were determined based on the value of the cash incentive earned, divided by our market price on February 14, 2014.

(3)

The amounts reported (except for Mr. Morris) include performance-based awards earned by each named executive officer under our 2014 SMT Bonus Plan based on the achievement of certain of our company and individual management goals and the individual’s target incentive compensation amount. The material terms of the incentive compensation awards are described in the section titled “—Elements of Executive Compensation—Annual Incentive Compensation.” Incentives earned under our 2014 SMT Bonus Plan were paid in cash equivalents, in the form of fully vested restricted stock units. Shares were determined based on the value of the cash incentive earned, divided by our market price on February 11, 2015.

(4)	Reflects the market price of our common stock on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan during 2014.

Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter

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

Daniele Farnedi

We entered into a confirmatory employment letter agreement with Mr. Farnedi, our Chief Technology Officer, in August 2012. The confirmatory employment letter agreement has no specific term and constitutes at-will employment. Mr. Farnedi’s confirmatory employment letter agreement provides that, in the event his employment is either terminated by us without “cause” (as defined below) or he resigns for “good reason” (as defined below), within 12 months following a change in control, then, in each case, Mr. Farnedi will be entitled to accelerated vesting in 50% of the then-unvested shares subject to the stock option granted to Mr. Farnedi in February 2011 and July 2012.

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

For purposes of the offer letter agreements of Messrs. Aggarwal, Levine and Darling, and the confirmatory employment letter agreement with Mr. Farnedi, “good reason” means:

•	A reduction in base compensation of greater than 25% due to a change in control;

•	The executive is subjected to discrimination, harassment or abuse as a result of race, color, religion, creed, sex, age, national origin, sexual orientation, or disability; or

•	Upon our or our successor’s request, the executive refuses to relocate to a facility or location outside the San Francisco Bay Area.

Ian Morris Transition Letter

In connection with the integration of Market Leader with Trulia, on June 3, 2014, we entered into a transition letter with Mr. Morris, pursuant to which Mr. Morris’ last day of employment with us was September 4, 2014. Mr. Morris provided transition employment duties through his termination of employment date. After his employment terminated, and without any break in service, Mr. Morris provides transition business advisory services, as a consultant, to us through August 31, 2015.

Additionally, upon the completion of Mr. Morris’ transition employment term, he was entitled to:

•	12 months of salary continuation;

•	a lump sum bonus payment of $87,300;

•	up to 18 months of paid COBRA continuation coverage;

•

all unvested shares subject to equity awards granted to Mr. Morris prior to August 29, 2013 that would have been exercisable on the fourth quarterly vesting date following Mr. Morris’s termination of employment date will be deemed vested and exercisable; and

•	the stock option grant made to Mr. Morris on September 23, 2010 will remain exercisable until its original termination/expiration date.

During the consulting term, Mr. Morris’s time-based restricted stock unit grant awarded to him on August 29, 2013 and any unvested equity awards granted prior to August 29, 2013 will continue to vest. If prior to the end of the consulting term, we terminate Mr. Morris’ consulting relationship without cause, then the equity awards that would have vested through the end of the consulting term will become vested.

The foregoing benefits are subject to a release of claims by Mr. Morris for all claims (other than for his existing rights to indemnification as an officer) and certain other restrictive covenants.

Potential Payments Upon Termination or Change in Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of our named executive officers. For purposes of the table, a qualifying termination of employment is considered “in connection with a change in control” if such involuntary termination without cause or voluntary termination for good reason occurs within the period 12 months, unless otherwise described in the footnotes below, following the “change in control” (as defined in each agreement). Payments and benefits are estimated assuming that the triggering event took place on December 31, 2014. There can be no assurance that an actual triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Name	Accelerating Vesting of Equity ($) (1)
Peter Flint (2)	$9,232,313
Sean Aggarwal (3)	8,098,207
Paul Levine (4)	8,139,419
Daniele Farnedi (5)	1,597,004
Ian Morris (6)	1,510,382
Scott Darling (7)	1,283,717

(1)

Reflects the aggregate market value of unvested option grants, unvested restricted stock unit awards, and unvested performance-based restricted stock unit awards. For unvested option grants, aggregate market value is computed by multiplying (i) the number of shares underlying unvested options at December 31, 2014 that would become vested by (ii) the difference between $46.03 and the exercise price of such option. Outstanding options that have an exercise price in excess of $46.03 are not included in the calculation. For unvested restricted stock unit awards, aggregate market value is computed by multiplying (i) the number of unvested shares at December 31, 2014 that would become vested by (ii) $46.03. $46.03 reflects the closing price of our common stock on December 31, 2014.

(2)

Mr. Flint’s March 2013 stock option grant provides for 100% acceleration of unvested shares if, within 12 months following a change in control, Mr. Flint is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Flint has the same protection for his performance-based restricted stock units, except the acceleration would cover 50% of the unvested restricted stock units. As of December 31, 2014, 271,875 shares of common stock subject to Mr. Flint’s options and restricted stock unit awards would have accelerated if his employment had been terminated in connection with a change in control.

(3)

Mr. Aggarwal’s November 2011 stock option grant provides for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Aggarwal is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Aggarwal’s March 2013 stock option and restricted stock unit grants provide for 100% acceleration of unvested shares if, within 12 months following a change in control, Mr. Aggarwal is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Aggarwal has the same protection for his performance-based restricted stock units, except the acceleration would cover 50% of the unvested restricted stock units. As of December 31, 2014, 189,970 shares of common stock subject to Mr. Aggarwal’s options and restricted stock unit awards would have accelerated if his employment had been terminated in connection with a change in control.

(4)

Mr. Levine’s May 2011 stock option grant provides for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Levine is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Levine’s March 2013 stock option and restricted stock unit grants provide for 100% acceleration of unvested shares if, within 12 months following a change in control, Mr. Levine is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Levine has the same protection for his performance-based restricted stock units, except the acceleration would cover 50% of the unvested restricted stock units. Mr. Levine’s June 2014 stock option and restricted stock unit grants provide for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Levine is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). As of December 31, 2014, 220,641 shares of common stock subject to Mr. Levine’s options and restricted stock unit awards would have accelerated if his employment had been terminated in connection with a change in control.

(5)

Mr. Farnedi’s February 2011 and July 2012 stock option grants each provide for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Farnedi is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Farnedi’s March 2013 and February 2014 stock option and restricted stock unit grants provide for 100% acceleration of unvested shares if, within 12 months following a change in control, Mr. Farnedi is involuntarily terminated without “cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Farnedi has the same protection for his performance-based restricted stock units and the time-based restricted stock units granted in May 2013, except the acceleration would cover 50% of the unvested restricted stock units. As of December 31, 2014, 44,170 shares of common stock subject to Mr. Farnedi’s options and restricted stock unit awards would have accelerated if his employment had been terminated in connection with a change in control.

(6)

Mr. Morris’s August 2013 restricted stock unit grant as amended by Mr. Morris’s transition letter provides for accelerated vesting of shares that would have vested through August 31, 2015 if Mr. Morris’s consulting term is terminated without “cause” (as defined in the transition letter). As of December 31, 2014, 32,813 shares of common stock subject to Mr. Morris’s restricted stock unit award would have accelerated if his consultancy had been terminated prior to the end of his consulting term.

(7)

Mr. Darling’s November 2011 stock option grant provides for 50% acceleration of unvested shares if, within 12 months following a change in control, Mr. Darling is involuntarily terminated without cause (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Darling’s March 2013 stock option and restricted stock unit grants provide for 100% acceleration of unvested shares if, within 12 months following a change in control, Mr. Darling is involuntarily terminated without

“cause” (as defined in the notice of grant) or voluntarily terminates for “good reason” (as defined in the notice of grant). Mr. Darling has the same protection for his performance-based restricted stock units and the time-based restricted stock units granted in May 2013, except the acceleration would cover 50% of the unvested restricted stock units. As of December 31, 2014, 31,481 shares of common stock subject to Mr. Darling’s options and restricted stock unit awards would have accelerated if his employment had been terminated in connection with a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 1, 2015, for:

•	each of our executive officers named in the 2014 Summary Compensation Table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person known by us to be the beneficial owner of more than five percent of any class of our voting securities;

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 1, 2015 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 38,242,298 shares of our common stock outstanding as of February 1, 2015. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Trulia, Inc., 535 Mission Street, Suite 700, San Francisco, California 94105.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Executive Officers and Directors:
Peter Flint (1)	1,847,107	4.8%
Sean Aggarwal (2)	219,866		*
Paul Levine (3)	207,315		*
Daniele Farnedi (4)	184,682		*
Scott Darling (5)	33,621		*
Ian Morris (6)	10,938		*
Erik Bardman (7)	25,217		*
Theresia Gouw (8)	87,000		*
Daniel Stephen Hafner (9)	2,188		*
Sami Inkinen (10)	607,424	1.6
Robert Moles (11)	66,596		*
Gregory Waldorf (12)	10,236		*
All executive officers and directors as a group (12 persons) (13)	3,302,190	8.4
Caledonia (Private) Investments Pty Limited (14)	10,245,823	26.8
UBS Group AG (15)	2,650,728	6.9
Vanguard Group (16)	2,185,435	5.7
BlackRock, Inc. (17)	2,014,102	5.3

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)

Consists of (i) 1,347,428 shares held of record by Mr. Flint, (ii) 449,679 shares subject to outstanding options which are exercisable as of April 1, 2015, and (iii) 50,000 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.

(2)

Consists of (i) 11,037 shares held of record by Mr. Aggarwal, (ii) 165,053 shares subject to outstanding options, all of which are exercisable as of April 1, 2015, 124,757 of which will be vested as of April 1, 2015, and (iii) 43,776 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.

(3)

Consists of (i) 27,162 shares held of record by Mr. Levine, (ii) 134,316 shares subject to outstanding options which are exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015, and (iii) 45,837 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.

(4)

Consists of (i) 5,922 shares held of record by Mr. Farnedi, (ii) 172,765 shares subject to outstanding options which are exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015, and (iii) 5,995 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.

(5)

Consists of (i) 6,300 shares held of record by Mr. Darling, (ii) 22,165 shares subject to outstanding options which are exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015, and (iii) 5,156 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.

(6)	Consists of 10,938 shares subject to an outstanding option which is exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015.
(7)

Consists of (i) 6,842 shares held of record by Mr. Bardman, (ii) 18,375 shares subject to an outstanding option which is exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015.

(8)

Consists of (i) 11,005 shares of common stock owned by Ms. Gouw, (ii) 32,057 shares held of record by the SGLG 2013 T GRAT Trust UA 08/01/2013 (the “GRAT Trust”) for which Ms. Gouw serves as trustee; (iii) 15,609 shares held of record by the Theresia Gouw TR UA 12/11/2012 SGLG 2012 Living Trust (“2012 Living Trust”) for which Ms. Gouw serves as trustee, (iv) 17,829 shares held of record by the Theresia Gouw Ranzetta Accel IX Grat Trust (the “Accel Grat Trust,” and together with the GRAT Trust and the 2012 Living Trust, the “Gouw Trusts”), and (v) 10,500 shares subject to outstanding options which are exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015. Ms. Gouw has sole voting and investment power over the Gouw Trusts’ shares.

(9)	Consists of (i) 1,823 shares held of record by Mr. Hafner and (ii) 365 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.
(10)

Consists of (i) 596,924 shares held of record by Mr. Inkinen and (ii) 10,500 shares subject to outstanding options all of which are exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015.

(11)

Consists of (i) 3,421 shares held of record by Mr. Moles, and (ii) 63,175 shares subject to outstanding options which are exercisable as of April 1, 2015, all of which will be vested as of April 1, 2015.

(12)	Consists of (i) 6,199 shares held of record by Mr. Waldorf, and (ii) 4,037 shares held of record by GLW 2004 Revocable Trust dated 11/15/2004 for which Mr. Waldorf serves as trustee.
(13)

Consists of (i) 2,093,595 shares held of record by our current directors and executive officers, (ii) 1,046,528 shares subject to outstanding options which are exercisable as of April 1, 2015, 1,006,232 of which will be vested as of April 1, 2015, and (iii) 162,067 shares of common stock issuable upon the settlement of RSUs releaseable within 60 days of February 1, 2015.

(14)

According to a Schedule 13G/A filed on February 13, 2015, Caledonia (Private) Investments Pty Limited owns 10,245,823 shares of our common stock. The principal address of Caledonia (Private) Investments Pty Limited is Level 7, Gold Fields House, 1 Alfred Street, Sydney NSW 2000, Australia.

(15)

According to a Schedule 13G filed on January 21, 2015, UBS Group AG directly and on behalf of certain subsidiaries owns 2,650,728 shares of our common stock. The principal address of UBS Group AG is Bahnhofstrasse 45, PO Box CH-8021, Zurich, Switzerland.

(16)

According to a Schedule 13G filed on February 10, 2015, Vanguard Group Inc. owns 2,185,435 shares of our common stock. The Principal address of Vanguard Group Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

(17)

According to a Schedule 13G filed on February 3, 2015, Blackrock, Inc. directly and on behalf of certain subsidiaries owns 2,014,102 shares of our common stock. The principal address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	5,138,818	(1)(2)	$15.93	(3)	2,644,920
Equity compensation plans not approved by stockholders	411,599	(4)(5)	20.87	(6)	—

Total	5,550,417				2,644,920

(1)

Includes the following plans: Trulia, Inc. 2005 Stock Incentive Plan (the “2005 Plan”) and Trulia, Inc. 2012 Equity Incentive Plan, as amended (the “2012 Plan”). As of December 31, 2014, a total of 2,644,920 shares of our common stock have been reserved for issuance pursuant to the 2012 Plan, which number excludes the 1,529,297 shares that were added to the 2012 Plan as a result of the automatic annual increase on January 1, 2015. In addition, the shares reserved for issuance under the 2012 Plan also include shares returned to the 2005 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2012 Plan pursuant to this provision is 1,000,000 shares). Our 2012 Plan provides that on January 1st of each year commencing in 2013 and ending on (and including) January 1, 2022, the number of authorized shares for issuance under the 2012 Plan is automatically increased by a number equal to the lesser of (i) 2,100,000 shares, (ii) 4% of the outstanding shares of our common stock as of the last day of our immediately preceding year, or (iii) such other amount as our board of directors may determine.

(2)	Includes 3,030,019 shares that may be issued under restricted stock unit awards as of December 31, 2014.
(3)	Excludes 3,030,019 shares that may be issued under restricted stock unit awards as of December 31, 2014.
(4)

Includes the following plans: Housevalues, Inc. 1999 Stock Incentive Plan, which shares under the plan were assumed by us and the Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan, which plan was assumed by us in connection with our acquisition of Market Leader, Inc. in August 2013. No future grants may be made under the Housevalues, Inc. 1999 Stock Incentive Plan. See Note 10 to our audited financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan.

(5)	Includes 286,759 shares that may be issued under restricted stock unit awards as of December 31, 2014.
(6)	Excludes 286,759 shares that may be issued under restricted stock unit awards as of December 31, 2014.

Changes in Control

On July 28, 2014, we entered into the Merger Agreement, with Zillow and HoldCo, pursuant to which Zillow acquired us on February 17, 2015. Pursuant to the Merger Agreement, both we and Zillow have become wholly-owned subsidiaries of HoldCo,

Item 13.	Certain Relationships and Related Transactions and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed, when required, in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2014 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Zillow Merger

As previously announced, Trulia, Zillow, Inc., a Washington corporation (“Zillow”), and Zillow Group, Inc. (f/k/a Zebra HoldCo, Inc.), or HoldCo, entered into an Agreement and Plan of Merger (the “Merger Agreement”) on July 28, 2014. Pursuant to the terms of the Merger Agreement, on February 17, 2015, (i) a wholly owned subsidiary of HoldCo (“Zillow Merger Sub”) was merged with and into Zillow, the separate corporate existence of Zillow Merger Sub thereupon ceased and Zillow continued as the surviving corporation (the “Zillow Merger”) and (ii) a separate wholly owned subsidiary of HoldCo (“Trulia Merger Sub”) merged with and into Trulia, the separate corporate existence of Trulia Merger Sub thereupon ceased and Trulia continued as the surviving corporation (the “Trulia Merger” and, together with the Zillow Merger, the “Mergers”). As a result of the Mergers, both Trulia and Zillow are now wholly owned subsidiaries of HoldCo.

In connection with the Mergers, certain of Trulia’s executive officers and non-employee directors have interests in the merger that are different from, or in addition to, those of the Trulia stockholders generally. These interests may create potential conflicts of interest. The Trulia board was aware of and considered these interests, among other matters, in reaching its decision to approve, and declare advisable, the Merger Agreement, the Mergers and other transactions contemplated by the Merger Agreement.

Change in Control Equity Acceleration for Executive Officers

We have entered into change in control arrangements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits. Certain executive officers are entitled to partial and/or full “double trigger” equity acceleration upon a termination by Trulia without “cause” or a resignation for “good reason,” each within twelve months of the Zillow Merger, pursuant to pre-existing offer letters and/or equity award agreements entered into with Trulia. See the section titled “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change in Control” for more information regarding these agreements.

Retention Payment

In connection with the Zillow Merger, Scott Darling was entitled to receive a retention cash payment upon closing of the Zillow Merger. See the section titled “Compensation Discussion and Analysis—Retention Bonus” for more information regarding this payment.

Continuing Employment with the Trulia Surviving Corporation

Upon completion of the Mergers, Messrs. Farnedi and Darling ceased being executive officers of Trulia and Messrs. Aggarwal and Flint are expected to resign their offices as executive officers immediately following the filing of this Annual Report on Form 10-K. Mr. Levine, President of Trulia will continue his employment with the Trulia surviving corporation following the merger on substantially similar terms and conditions as those terms and conditions in existence immediately prior to the effective time of the Trulia merger and the remaining executive officers will transition from their employment with Trulia through the second quarter of 2015.

Continuing Services as Directors on HoldCo Board

In connection with the closing of the Zillow Merger and pursuant to the terms of the Merger Agreement, all of the members of Trulia’s board of directors, other than Peter Flint, Gregory Waldorf, and Erik Bardman, resigned as of the effective time of the Zillow Merger, including Theresia Gouw, Daniel Stephen Hafner, Sami Inkinen, and Robert Moles. Messrs. Flint, Waldorf, and Bardman expect to resign immediately following the filing of this Annual Report on Form 10-K. The HoldCo board after the Zillow Merger will include two directors from the current Trulia board. It is currently expected that the compensation to be paid to non-employee directors of HoldCo will be substantially similar in nature to the compensation paid to non-employee Zillow directors immediately prior to the effective time of the Zillow Merger.

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

Letter Agreements

In January 2012, we entered into a letter agreement with Gregory Waldorf confirming his agreement to serve as the lead independent director of our board of directors. Pursuant to the letter agreement, in February 2012, our board of directors granted to Mr. Waldorf a stock option to purchase 24,500 shares of common stock at a price per share of $6.81, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Waldorf is fully vested. In addition, pursuant to the letter agreement, we also paid Mr. Waldorf a cash bonus of $25,000 in April 2012, and agreed to reimburse him for reasonable travel and incidental expenses that we approve. Additionally, in July 2012, our board of directors granted to Mr. Waldorf a stock option to purchase 24,500 shares of common stock at a price per share of $16.53, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Waldorf is fully vested.

In May 2012, we entered into a letter agreement with Erik Bardman confirming his agreement to serve on our board of directors and as the chairman of our audit committee. Pursuant to the letter agreement, our board of directors granted to Mr. Bardman a stock option to purchase 24,500 shares of our common stock at a price per share of $13.32, which was the fair market value of our common stock on the date of grant. The stock option granted to Mr. Bardman is fully vested.

In October 2013, in connection with his appointment to our board of directors, we entered into letter agreement with Daniel Stephen Hafner, pursuant to which Mr. Hafner was granted restricted stock units having a fair market value equal to $200,000 based on the closing price of our common stock on October 18, 2013. The restricted stock units will vest in twelve equal quarterly installments over approximately a three-year period following Mr. Hafner’s appointment to the board of directors, subject to Mr. Hafner’s continued service on the board of directors on each applicable vesting date. Notwithstanding this vesting schedule, the vesting of all equity awards granted to Mr. Hafner will vest in full upon a “change in control” (as defined in our 2012 Equity Incentive Plan, or the 2012 Plan). The restricted stock unit award is subject to the terms and conditions of the 2012 Plan and the related restricted stock unit award agreement. Furthermore, in accordance with our Outside Director Compensation Policy, Mr. Hafner is also entitled to additional cash and equity compensation for his service on the board of directors and its committees.

Investor Rights Agreement

On May 8, 2008, we entered into a Third Amended and Restated Investor Rights Agreement with the holders of our outstanding convertible preferred stock, including entities affiliated with Accel Partners, Fayez

Sarofim Investment Partnership, and Sequoia Capital, which each held more than 5% of our outstanding capital stock at the time of our initial public offering, and Peter Flint and Sami Inkinen, our co-founders.

Executive Confirmatory Employment Letter and Offer Letter Agreements

We have entered into confirmatory employment letter and offer letter agreements with certain of our executive officers. See the section titled “Executive Compensation—Executive Confirmatory Employment Letters, Offer Letter Agreements and Transition Letter” for more information regarding these agreements.

Other Transactions

We have granted stock options to our executive officers and certain of our directors. See the sections titled “Executive Compensation—2014 Grants of Plan-Based Awards” and “Board of Directors and Corporate Governance—Non-Employee Director Compensation” for a description of these options.

Other than as described above under this section titled “Certain Relationships and Related Party Transactions,” since January 1, 2014, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

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

Director Independence

As of February 15, 2015, our common stock was listed on the New York Stock Exchange. Under the rules of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors determined that as of February 15, 2015 Ms. Gouw and Messrs. Bardman, Hafner, Moles, and Waldorf do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to our company by Deloitte for the years ended December 31, 2014 and 2013.

	2014	2013
Audit fees (1)	$2,705,506	$2,092,797
Tax fees (2)	—	—

Total audit and tax fees	$2,705,506	$2,092,797

(1)

“Audit Fees” consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for 2013 also consisted of professional services rendered in connection with our Form S-1 related to our follow-on public offering of common stock completed in March 2013, our Form S-4 filed in connection with our acquisition of Market Leader, Inc., and our Form S-8 related to the assumption of certain equity incentive plans, also in connection with our acquisition of Market Leader, Inc. Fees for 2014 also consisted of professional services rendered in connection with our Form S-4 related to our acquisition by Zillow Group, Inc.

(2)	“Tax Fees” consist of professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and international tax compliance.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Allowance for Doubtful Accounts:
Beginning balance	$411	$142	$80
Charged to costs and expenses	(135)	351	95
Reductions and write-offs	(190)	(82)	(33)

Ending balance	$86	$411	$142

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

Trulia, Inc.

Date: February 27, 2015	/s/ PETER FLINT
Peter Flint
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2015	/s/ PRASHANT “SEAN” AGGARWAL
Prashant “Sean” Aggarwal
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: February 27, 2015	/s/ ERIK BARDMAN
Erik Bardman
Director

Date: February 27, 2015	/s/ GREGORY WALDORF
Gregory Waldorf
Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated May 7, 2013, by and among Trulia, Inc., Mariner Acquisition Corp., a wholly owned subsidiary of Trulia, Inc. and Market Leader, Inc.	8-K	001-35650	2.1	May 8, 2013

2.2	Agreement and Plan of Merger, dated as of July 28, 2014, by and among Zillow, Inc., Zebra HoldCo, Inc. and Trulia, Inc.	8-K		2.1	July 28, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35650	3.1	February 18, 2015

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35650	3.2	February 18, 2015

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-183364	4.1	September 19, 2012

4.2	Third Amended and Restated Investor Rights Agreement, dated May 8, 2008, by and among the Registrant and certain of its stockholders.	S-1	333-183364	4.4	August 17, 2012

4.3	Indenture between Trulia, Inc. and Wells Fargo Bank, National Association, dated as of December 17, 2013.	8-K	001-35650	4.1	December 17, 2013

4.4	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 hereto).

4.5	Supplemental Indenture, dated as of February 27, 2015, by and among Trulia, Inc., Zillow Group, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-35650	4.1	February 18, 2015

10.1*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-183364	10.1	August 17, 2012

10.2*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder.	S-1	333-183364	10.2	August 17, 2012

10.3*†	Trulia, Inc. SMT Bonus Plan.	S-1	333-183364	10.4	August 17, 2012

10.4*	Outside Director Compensation Policy	10-Q	001-35650	10.2	November 13, 2012

10.5*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Peter Flint.	S-1	333-183364	10.5	August 17, 2012

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.6*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Prashant “Sean” Aggarwal.	S-1	333-183364	10.6	August 17, 2012

10.7*	Employment Offer Letter, dated January 13, 2011, between the Registrant and Paul Levine.	S-1	333-183364	10.7	August 17, 2012

10.8*	Employment Offer Letter, dated October 17, 2011, between the Registrant and Scott Darling.	S-1	333-183364	10.8	August 17, 2012

10.9*	Confirmatory Employment Letter, dated August 3, 2012, between the Registrant and Daniele Farnedi.	S-1	333-183364	10.9	August 17, 2012

10.10*	Letter Agreement, dated January 5, 2012, between the Registrant and Gregory Waldorf.	S-1	333-183364	10.10	August 17, 2012

10.11*	Letter Agreement, dated May 23, 2012, between the Registrant and Erik Bardman.	S-1	333-183364	10.11	August 17, 2012

10.12*	Transition Agreement and Release, dated March 28, 2012, between the Registrant and Sami Inkinen.	S-1	333-183364	10.12	August 17, 2012

10.13†	Platform Services Agreement, dated June 19, 2012, between the Registrant and Move Sales, Inc.	S-1/A	333-183364	10.13	September 19, 2012

10.14	Master Service Agreement, dated June 2, 2008, between the Registrant and Equinix Operating Co., Inc.	S-1	333-183364	10.14	August 17, 2012

10.15	Multi-Tenant Office Lease, dated January 24, 2011, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1	333-183364	10.16	August 17, 2012

10.16	First Amendment to Multi-Tenant Office Lease, dated August 31, 2012, between the Registrant and LBA Realty Fund II—WBP III, LLC.	S-1/A	333-183364	10.17	September 19, 2012

10.17*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated.	10-Q	001-35650	10.1	August 12, 2013

10.18*	Letter Agreement, dated October 16, 2013, between the Trulia, Inc. and Steve Hafner.	8-K	001-35650	10.1	October 23, 2013

10.19	Purchase Agreement by and among Trulia, Inc., J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., dated December 11, 2013.	8-K	001-35650	10.1	December 17, 2013

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.20	Consent and Sixth Amendment, dated as of December 11, 2013, to the Loan and Security Agreement, dated as of September 15, 2011, between Trulia, Inc. and Hercules Technology Growth Capital, Inc.	8-K	001-35650	10.2	December 17, 2013

10.21	Lease, dated March 10, 2014, between the Company and LBA Realty Fund II—Company XII, LLC.	10-Q	001-35650	10.1	May 1, 2014

10.22	Amendment to Office Lease, dated July 25, 2014, between the Company and BXP Mission 535 LLC.	10-Q	001-35650	10.1	August 8, 2014

21.1	List of subsidiaries of the Registrant.

31.1	The certification of Peter Flint, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Flint, Chief Executive Officer, and Prashant “Sean” Aggarwal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.